Form 10-Q
period 2013-03-31
RUCKUS WIRELESS INC
filed 2013-05-10
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant's common stock, par value $0.001, outstanding as of April 30, 2013 was 74,365,727.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$128,098	$133,386
Accounts receivable, net of allowance for doubtful accounts of $672 and $140 as of March 31, 2013 and December 31, 2012, respectively	42,347	41,296
Inventories	18,899	19,041
Deferred costs	4,803	5,188
Deferred tax assets	9,055	9,055
Prepaid expenses and other current assets	3,188	2,722
Total current assets	206,390	210,688
Property and equipment, net	9,439	8,959
Goodwill	9,031	9,031
Intangible assets, net	4,661	4,991
Noncurrent deferred tax asset	9,657	9,214
Other assets	957	956
Total assets	$240,135	$243,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,201	$16,164
Accrued compensation	7,612	9,447
Accrued liabilities	5,170	5,371
Liabilities related to acquisitions	2,000	2,000
Deferred revenue	32,760	36,613
Total current liabilities	60,743	69,595
Noncurrent deferred revenue	4,598	3,873
Other noncurrent liabilities	146	160
Total liabilities	65,487	73,628
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of March 31, 2013 and December 31, 2012; 74,326 and 74,166 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	74	74
Additional paid–in capital	197,854	193,731
Accumulated deficit	(23,280)	(23,594)
Total stockholders’ equity	174,648	170,211
Total liabilities and stockholders’ equity	$240,135	$243,839
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product	$53,311	$42,547
Service	3,930	2,467
Total revenues	57,241	45,014
Cost of revenues:
Product	16,571	15,636
Service	2,287	945
Total cost of revenues	18,858	16,581
Gross profit	38,383	28,433
Operating expenses:
Research and development	13,778	8,749
Sales and marketing	16,851	12,203
General and administrative	7,932	2,981
Total operating expenses	38,561	23,933
Operating income (loss)	(178)	4,500
Interest income (expense)	34	(228)
Other expense, net	(77)	(243)
Income (loss) before income taxes	(221)	4,029
Income tax benefit (expense)	535	(284)
Net income	$314	$3,745
Net income attributable to common stockholders	$314	$1,039
Net income per share attributable to common stockholders:
Basic	$0.00	$0.06
Diluted	$0.00	$0.03
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	74,201	18,097
Diluted	94,325	29,769
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$314	$3,745
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,387	1,049
Provision for doubtful accounts	532	54
Stock-based compensation	4,030	918
Change in fair value of preferred stock warrants	—	114
Revaluation of contingent liability	—	100
Accretion of debt discount	—	29
Deferred income taxes	(443)	—
Excess income tax benefit from the exercise of stock options	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(1,583)	841
Inventories	142	(1,093)
Deferred costs	385	80
Prepaid expenses and other current assets	(466)	(468)
Other assets	30	(24)
Accounts payable	(2,714)	1,576
Accrued compensation	(1,835)	(742)
Accrued liabilities	551	1,274
Deferred revenue	(3,128)	3,655
Net cash provided by (used in) operating activities	(2,798)	11,101
Cash flows from investing activities
Purchase of property and equipment	(1,696)	(1,226)
Increase in facility lease deposits	(31)	(841)
Net cash used in investing activities	(1,727)	(2,067)
Cash flows from financing activities
Offering costs for common stock	(839)	—
Proceeds from exercise of vested stock options	76	92
Excess income tax benefit from the exercise of stock options	—	7
Payments on credit facilities	—	(5,000)
Payments on loans payable	—	(807)
Proceeds from issuance of redeemable convertible preferred stock	—	21,689
Issuance costs for redeemable convertible preferred stock	—	(164)
Net cash provided by (used in) financing activities	(763)	15,817
Net increase (decrease) in cash and cash equivalents	(5,288)	24,851
Cash and cash equivalents at beginning of period	133,386	11,200
Cash and cash equivalents at end of period	$128,098	$36,051
Supplemental disclosure of cash flow information
Income taxes paid	$239	$173
Interest paid	$—	$216
Noncash investing and financing activities
Deferred offering costs in prepaid expenses and other current assets	$—	$18
Vesting of early exercised stock options	$17	$32
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$769	$814
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Ruckus Wireless, Inc. (“Ruckus”) is a leading provider of carrier-class Wi-Fi solutions. Ruckus’s solutions, which it calls Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users on wireless networks. Ruckus’s Smart Wi-Fi solutions offer carrier-class enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’s products include gateways, controllers and access points. These products incorporate Ruckus’s proprietary technologies, including Smart Radio, Smart QoS, Smart Mesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating conditions faced by service providers and enterprises.
Initial Public Offering— In November 2012, Ruckus closed its initial public offering (“IPO”), in which 8,400,000 shares of common stock were sold to the public (inclusive of 7,000,000 shares of common stock sold by Ruckus). The public offering price of the shares sold in the IPO was $15.00 per share. The total gross proceeds from the offering were $126 million. After deducting underwriting discounts and commissions, offering expenses payable by Ruckus, and net proceeds received by the selling stockholders, the aggregate net proceeds received by Ruckus totaled approximately $94 million. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock automatically converted into 47,981,335 shares of common stock.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Ruckus's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 5, 2013.
The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2013 or any future period.
Principals of Consolidation—The condensed consolidated financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”, "we", "us" or "our"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition and deferred revenue, goodwill and intangible valuation, the fair value of stock awards and preferred stock warrant liability, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management's estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to the those described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Concentrations of Credit Risk and Significant Customers—The Company sells its products primarily to distributors and carriers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.
The percentages of revenues from individual customers totaling greater than 10% of total consolidated Company revenues were as follows:

	Three Months Ended March 31,
	2013	2012
Distributor A	13.5%	13.2%
Distributor B	*	27.0%
Distributor C	11.0%	*
* Less than 10%

The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	March 31,	December 31,
	2013	2012
Distributor A	11.0%	10.3%
Distributor D	11.4%	*
* Less than 10%

NOTE 2—FAIR VALUE DISCLOSURE
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. As of March 31, 2013 and December 31, 2012, the Company had no liabilities recorded at fair value in the condensed consolidated financial statements. The Company categorizes its financial instruments into a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.

The Company’s assets that were measured at fair value by level within the fair value hierarchy are as follows:

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:		(in thousands)
Money market funds	$109,046	$109,046	$—	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:	(in thousands)
Money market funds	$109,020	$109,020	$—	$—

NOTE 3—BALANCE SHEET INFORMATION
The following tables provide details of selected condensed consolidated balance sheet items:
Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Computer hardware	$4,039	$3,413
Computer software	2,179	2,075
Machinery, equipment, and tooling	7,535	6,818
Furniture and fixtures	1,420	1,427
Leasehold improvements	2,366	2,270
Total property and equipment, gross	17,539	16,003
Less: accumulated depreciation and amortization	(8,100)	(7,044)
Property and equipment, net	$9,439	$8,959
For the three months ended March 31, 2013 and 2012, expense related to depreciation and amortization of property and equipment was $1.1 million and $0.7 million respectively.

The intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
	(in thousands)
March 31, 2013:
Purchased technology	$6,600	$(1,939)	$4,661	3.5 years
December 31, 2012:
Purchased technology	$6,600	$(1,609)	$4,991	3.8 years
As a result of the acquisition of certain assets from IntelliNet Technologies, Inc. on October 12, 2011, the Company recorded the fair value of purchased technology of $6.6 million and goodwill in the amount of $9.0 million for the excess of purchase consideration over the fair value of assets acquired. There was no change to goodwill subsequent to the acquisition.
Amortization expense was $0.3 million for the three months ended March 31, 2013 and 2012, respectively, and is included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.
Estimated future amortization of purchased intangible assets at March 31, 2013, was as follows:

Year ending December 31,	Amount
(in thousands)
2013 (remaining nine months)	$990
2014	1,320
2015	1,320
2016	1,031
Total amortization	$4,661

Deferred revenue consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Product	$22,937	$27,831
Service	14,421	12,655
Total deferred revenue	$37,358	$40,486
Reported as:
Current	$32,760	$36,613
Noncurrent	4,598	3,873
Total deferred revenue	$37,358	$40,486
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue represents support contracts billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
As of December 31, 2012, the Company deferred $5.2 million in revenue related to a service provider for future products that presently expire in 2013. During the three months ended March 31, 2013, the Company recognized $2.6 million of the deferred product revenue with no related cost of product as the rights to future products expired unused by the service provider.

NOTE 4—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, and Taipei, Taiwan, and are leased under noncancelable operating lease arrangements.
Future minimum lease payments under non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(in thousands)
2013 (remaining nine months)	$3,068
2014	3,780
2015	2,908
2016	2,218
2017	2,285
Thereafter	12,266
Total	$26,525
Litigation—From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Although the results of legal proceedings, claims, and litigation cannot be predicted with certainty, the Company does not currently believe that the final disposition of any of these matters will have a material effect on the business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued.
Purchase Commitments—As of March 31, 2013, the Company had current purchase commitments of $7.4 million for inventory and specific contracted services.
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
The Company has not recorded any liabilities for these agreements as of March 31, 2013 and December 31, 2012.
Warranties—The Company offers a limited lifetime hardware warranty on its indoor wireless local area network ("LAN") products and a limited warranty for all other products for a period of up to 1 year for hardware and 90 days for software. The Company estimates the costs that may be incurred under its limited or limited lifetime warranty and records a liability for products sold as a charge to cost of revenues. Estimates of future warranty costs are largely based on historical experience of product failure rates and material usage incurred in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$725	$489
Changes in existing warranty	20	(111)
Warranty expense	179	260
Obligations fulfilled	(150)	(59)
Balance at end of year	$774	$579

NOTE 5—EQUITY AWARD PLANS

Stock Option and Restricted Stock Unit Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Common Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except price and years)
Balance, December 31, 2012	6,961	24,400	$2.82	7.72	$480,878
Additional shares reserved for issuance	3,708
Restricted stock units granted	(296)	—
Options granted	(210)	210	22.41
Options exercised	—	(33)	2.27
Options forfeited	161	(161)	3.81
Shares repurchased	1	—	—
Balance, March 31, 2013	10,325	24,416	$2.98	7.53	$440,184
Options vested and expected to vest, March 31, 2013		23,468	$2.88	7.48	$425,430
Options exercisable, March 31, 2013		12,869	$1.38	6.51	$252,500
The weighted average grant date fair value per share of stock options was approximately $14.00 and $2.83 for the three months ended March 31, 2013 and 2012, respectively.

The total intrinsic value of options exercised was approximately $0.7 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock, prior to the IPO, or the closing stock price of the Company's common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.
The Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”) provides for the granting of restricted stock units (“RSUs”) to employees, directors, and consultants. During the three months ended March 31, 2013, the Company began granting RSUs to employees. RSUs granted under the 2012 Plan vest over the periods determined by the board of directors, generally two to four years, beginning from the vesting commencement date.
The following table summarizes the restricted stock units outstanding:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted-Average Grant- Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except price and years)
Balance, December 31, 2012	—	—	—	—
RSUs granted	296	$21.11
RSUs exercised	—	—
RSUs forfeited	—	—
Balance, March 31, 2013	296	$21.11	1.65	$6,213
Awards vested and expected to vest, March 31, 2013	266	—	1.61	$5,588
Fair Value Disclosures
The Company measures compensation expense for all stock-based payment awards, including stock options and RSUs granted to employees and purchases under the Company's Employee Stock Purchase Plan (“ESPP”), based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of our common stock on the date of grant. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of put and call options estimated using the Black-Scholes pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
The Company accounts for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to nonemployees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company’s condensed consolidated statement of operations during the period the related services are rendered. The Company granted stock options for 18,000 shares to non-employees during the three months ended March 31, 2012.
Employee Stock Options
The following table summarizes the assumptions relating to our stock options:

	Three Months Ended March 31,
	2013	2012
Volatility	70.95%	71.4%
Expected term (years)	6.00	6.01
Risk-free interest rate	0.82%	1.31%
Dividend yield	—	—
Employee Stock Purchase Plan
There were no stock purchase rights granted under the ESPP during the three months ended March 31, 2013 and 2012.

Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock units, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$176	$23
Research and development	1,299	366
Sales and marketing	1,005	266
General and administrative	1,550	263
Total stock-based compensation	$4,030	$918
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock Options	$3,105	$918
Restricted Stock Units	212	—
Employee Stock Purchase Plan	713	—
Total stock-based compensation	$4,030	$918
At March 31, 2013, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $39.9 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.6 years.

NOTE 6—COMMON STOCK WARRANTS
During the three months ended March 31, 2013, warrants to purchase 134,880 shares of common stock were exercised into 127,031 shares of common stock in accordance with the net cashless exercise feature as provided under the original warrant agreements. As of March 31, 2013, 160,868 common stock warrants remained outstanding and exercisable.

NOTE 7—EARNINGS PER SHARE
For periods presented prior to the IPO, basic and diluted net income per common share is computed using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2012, all shares of outstanding Preferred Stock automatically converted into shares of the Company’s common stock. Following the date of the IPO, the two-class method was no longer required as the Company had one class of securities.
Prior to the conversion of the Preferred Stock, holders of Series A-1, Series B, Series C, Series D, Series E, Series F and Series G redeemable convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rate of $0.0136, $0.0294, $0.0690, $0.0876, $0.1092, $0.1188 and $0.3267 per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company's common stock. In the event a dividend was paid on common stock, the holders of Preferred Stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company's Preferred Stock did not have a contractual obligation to share in the losses of the Company. The Company considered its Preferred Stock to be participating securities and, in accordance with the two-class method, earnings allocated to Preferred Stock and the related number of outstanding shares of Preferred Stock have been excluded from the computation of basic and diluted net income per common share.
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Preferred Stock non-cumulative dividends, between common stock and Preferred Stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$314	$3,745
Less: Undistributed earnings allocated to participating securities	—	(2,706)
Net income attributable to common stockholders, basic and diluted	$314	$1,039
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	74,201	18,097
Weighted-average effect of potentially dilutive shares:
Employee stock options	19,874	11,296
RSUs and other dilutive securities	250	376
Diluted	94,325	29,769
Net income per share of common stock:
Basic	$0.00	$0.06
Diluted	$0.00	$0.03
The following table summarizes the outstanding employee stock options and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Redeemable convertible preferred stock	—	47,267
Employee stock options	712	1,163
Total	712	48,430

NOTE 8—INCOME TAXES
The Company recorded a tax benefit of $0.5 million on a pre-tax loss of $0.2 million for the three months ended March 31, 2013, resulting in an effective tax rate of 242.1%, compared to 7.0% for the three months ended March 31, 2012. The Company's income tax provision consists of federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2013 is higher than the federal statutory rate due to the retroactive benefit related to the extension of the Federal research credit by Congress during the period ended March 31, 2013. The first quarter of 2012 had a lower effective tax rate than the federal statutory rate as the Company had a full valuation allowance recorded against deferred tax assets.
The extension of the Federal research credit is estimated to result in a $0.7 million benefit for the year ending December 31, 2013 and is now included in the projected annual tax rate. An additional $0.6 million benefit related to the Company's year ended December 31, 2012 was recorded for the three months ended March 31, 2013. Without the additional research tax credits, the effective tax rate for the three months ended March 31, 2013 would have been 41.1%.
The Company's effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. These permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different from the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits and certain acquisition-related items.
The Company evaluates the realization of its deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, the Company believes that the realization of its deferred tax assets is more likely than not and therefore its deferred tax assets are without a valuation allowance. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, a valuation allowance would be recorded with an increase in tax expense in the condensed consolidated statements of operations and without any change in net cash provided by operating activities in the condensed consolidated statements of cash flows.

NOTE 9—SEGMENT INFORMATION
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
The following presents total revenue by geographic region:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Americas:
United States	$23,576	$13,947
Other Americas	1,879	707
Total Americas	25,455	14,654
APAC:
Japan	4,140	12,296
Other APAC	12,031	8,872
Total APAC	16,171	21,168
EMEA:
United Kingdom	6,989	3,153
Other EMEA	8,626	6,039
Total EMEA	15,615	9,192
Total revenues	$57,241	$45,014

As of March 31, 2013, the Company has property and equipment, net of $7.6 million, $1.6 million and $0.2 million located in the United States, APAC, and EMEA, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 5, 2013. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain proper and effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to sell our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Our products have been sold to approximately 24,400 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local government and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
We focus on developing products that combine industry standard Wi-Fi chip sets with our proprietary technology to deliver high performance Wi-Fi connectivity in challenging environments. In late 2007, we first introduced our carrier-class ZoneFlex product line. ZoneFlex integrates our Smart Wi-Fi technologies into a set of access points and controllers that provide cost-effective, highly reliable and scalable solutions to service providers and enterprises.
In connection with the launch of our ZoneFlex product line we began to significantly increase our investments in our service provider and enterprise sales and marketing activities. We generally develop and sell the same products for both our service provider and enterprise end-customers. This approach provides us maximum leverage from our research and development and sales and marketing investments with respect to service providers and enterprises.
As demand for our products from service providers increased, we recognized the need to enable service providers to integrate their Wi-Fi and cellular network infrastructures. We therefore significantly increased our research and development activities to address network integration requirements of service providers. Consistent with that focus, in 2011 we acquired the business of IntelliNet Technologies, Inc., which increased our ability to manage and control subscriber traffic across Wi-Fi and cellular networks. We launched our SmartCell gateway in the first quarter of 2012 to enable service providers to support and manage our Smart Wi-Fi access points and to serve as a platform for integration of Wi-Fi and other services into the service provider network infrastructure.
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
Service providers typically require long sales cycles, which generally range between one and three years, but can be longer. The sale to a large service provider usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and finally deployment and testing. A large service provider will frequently issue a request for proposals to shortlist competitive suppliers prior to the network trials. Completion of several of these steps is substantially outside of our control, which causes our revenue patterns from large service providers to vary widely from period to period. After initial deployment, subsequent purchases of our products depend on the time frame of the service provider.
We perform some warehousing and delivery of products sold within the United States from our headquarters in Sunnyvale, California. We also outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our Sunnyvale, California facilities.
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
Service Revenue.  Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on a “if and when available” basis, telephone and internet access to technical support personnel and hardware support. PCS terms are typically one year to five years and we recognize service revenue ratably over the contractual service period.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, and the mix of revenue between products and services. Our products currently have higher gross margins than our services, due to the continuing investment in our service operations to manage anticipated growth. We expect our gross margins to fluctuate over time depending on the factors described above.

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

Interest Income (Expense)
Interest income consists of interest from our money market funds. In 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid in full during 2012.
Other Expense, net
For the three months ended March 31, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates.
Prior to our initial public offering, or IPO, other expense, net consisted primarily of the change in fair value of our redeemable convertible preferred stock warrant liability. Redeemable convertible preferred stock warrants were classified as a liability on our condensed consolidated balance sheet and their estimated fair value was re-measured at each balance sheet date with the corresponding change recorded within other expense, net. In conjunction with our IPO in November 2012, all redeemable convertible preferred stock warrants converted to common stock warrants and no longer required remeasurement at each balance sheet date.
Income Tax Benefit (Expense)
Income tax benefit (expense) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At March 31, 2013, no valuation allowance has been provided against the Company's deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
Condensed Consolidated Statement of Operations	2013	2012
Revenues:
Product	93.1%	94.5%
Service	6.9	5.5
Total revenues	100.0	100.0
Cost of revenues:
Product	28.9	34.7
Service	4.0	2.1
Total cost of revenues	32.9	36.8
Gross margin	67.1	63.2
Operating expenses:
Research and development	24.1	19.5
Sales and marketing	29.4	27.1
General and administrative	13.9	6.6
Total operating expenses	67.4	53.2
Operating margin	(0.3)	10.0
Interest income (expense)	0.1	(0.5)
Other expense, net	(0.1)	(0.6)
Income (loss) before income taxes	(0.3)	8.9
Income tax benefit (expense)	0.9	(0.6)
Net income	0.6%	8.3%

Revenues

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$53,311	93.1%	$42,547	94.5%	$10,764	25.3%
Service	3,930	6.9%	2,467	5.5%	1,463	59.3%
Total revenue	$57,241	100%	$45,014	100%	$12,227	27.2%

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$25,455	44.5%	$14,654	32.6%	$10,801	73.7%
APAC	16,171	28.2%	21,168	47.0%	(4,997)	(23.6)%
EMEA	15,615	27.3%	9,192	20.4%	6,423	69.9%
Total revenue	$57,241	100.0%	$45,014	100.0%	$12,227	27.2%
The increase in product revenue of $10.8 million, or 25.3%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily driven by an increase in ZoneFlex product sales to new and existing end-customers. The total number of end-customers increased by approximately 2,700 to 24,400 at March 31, 2013 compared to an increase in new end-customers of approximately 2,000 to 13,600 at March 31, 2012.
The increase in service revenue of $1.5 million, or 59.3%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily related to the increase in PCS sales in connection with the increased sales of our ZoneFlex products and PCS renewals from our existing customers. Service revenues are amortized over the contractual service period.
The Americas and EMEA contributed to the majority of the revenue increase between the periods. Revenue from Americas and EMEA increased during the three months ended March 31, 2013 primarily due to our investment in increasing the size of our sales force and the number of channel partners in each region focused on selling our ZoneFlex product. APAC revenues decreased between the periods due to revenue related to a single service provider for the three months ended March 31, 2012, which represented 57.5% of revenue for the APAC region. The decrease in revenue for the region and the service provider were expected as the customer completed a significant phase of their wireless rollout in 2012. The decrease in revenue from the single service provider was partially offset by a 79.7% increase in APAC revenues from enterprise and other service provider customers for the three months ended March 31, 2013. Our total revenue for the three months ended March 31, 2013 was impacted by delayed deployments with several service provider customers in the Americas, as well as challenging market conditions in China.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Cost of Revenue	Amount	% of Cost of Revenue	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$16,571	87.9%	$15,636	94.3%	$935	6.0%
Service	2,287	12.1%	945	5.7%	1,342	142.0%
Total cost of revenues	$18,858	100%	$16,581	100%	$2,277	13.7%

	Three Months Ended March 31,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	$ Change	Margin Change
	(dollars in thousands)
Gross profit:
Product	$36,740	68.9%	$26,911	63.3%	$9,829	5.6
Service	1,643	41.8%	1,522	61.7%	121	(19.9)
Total gross profit	$38,383	67.1%	$28,433	63.2%	$9,950	3.9
Gross margin for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased 3.9 percentage points.
Product gross margin increased by 5.6 percentage points due primarily to a 4.0 percentage point increase related to economies of scale and operational efficiencies for our ZoneFlex product line. In addition, for the three months ended March 31, 2013, we benefited from a non-recurring 1.6 percentage point increase in gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product.
The decrease of 19.9 percentage points in service gross margin was the result of our investment in personnel and infrastructure in our service operations to manage anticipated growth.
Research and Development

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Research and development	$13,778	$8,749	$5,029	57.5%
% of revenue	24.1%	19.5%

The increase in research and development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to increases in personnel and related costs of $3.5 million, which included an increase in stock-based compensation of $0.9 million and bonuses of $0.2 million, as we continued to add personnel and increase our investments in enhancing existing products and the development of future product offerings. Research and development expenses also increased due to higher consumed materials and supplies of $0.5 million, increased consulting and contractor expense of $0.4 million and increased allocated overhead, facilities and other engineering costs of $0.6 million. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and developing new versions of our existing products.

Sales and Marketing

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$16,851	$12,203	$4,648	38.1%
% of revenue	29.4%	27.1%
The increase in sales and marketing expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to increases in personnel and related costs as we increase our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $4.6 million, which included an increase in bonus and commission expenses of $0.9 million related to our increased sales, and stock-based compensation of $0.7 million. Travel expenses increased $1.2 million due to the increased personnel in the sales organization. Consulting and contractor expenses increased by $0.3 million and allocated overhead, facilities and other departmental expenses increased $0.5 million due to increased activity and personnel. These increases were offset by the $1.9 million decrease in third-party commission expense. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue our strategy of adding sales personnel to target service providers and enterprises.
General and Administrative

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
General and administrative	$7,932	$2,981	$4,951	166.1%
% of revenue	13.9%	6.6%
The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to an increase in personnel and related costs of $2.5 million, which included an increase in stock-based compensation of $1.3 million. General and administrative costs also increased due to higher external legal, audit and accounting services of $1.3 million and other general expenses of $1.1 million including depreciation, facilities and IT expense. The increases were attributable to our efforts to support the growth of our business and increased costs associated with being a public company. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Income (Expense)

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Interest income (expense)	$34	$(228)	$262	(114.9)%
Interest income consists of interest from our money market funds. For the three months ended March 31, 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid in full during 2012.

Other Expense, net

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Other expense, net	$77	$243	$(166)	(68.3)%
For the three months ended March 31, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates of our subsidiaries.

For the three months ended March 31, 2012, other expense, net consisted primarily of the change in fair value of our redeemable convertible preferred stock warrant liability. Following our IPO in November 2012, there were no redeemable convertible stock warrants outstanding.
Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$535	$(284)	$819	-
The income tax benefit of $0.5 million for the three months ended March 31, 2013 primarily relates to the extension of the R&D credit by Congress in January of 2013. The extension of the credit provided a discrete benefit of $0.6 million, offset by tax expense associated with minor amounts of state and foreign taxes. For the three months ended March 31, 2012, income tax expense of $0.3 million related primarily to amounts for state and foreign income taxes.

Liquidity and Capital Resources

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$128,098	$133,386

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)

Net cash provided by (used in) operating activities	$(2,798)	$11,101
Net cash used in investing activities	(1,727)	(2,067)
Net cash provided by (used in) financing activities	(763)	15,817
Net increase (decrease) in cash and cash equivalents	$(5,288)	$24,851
We had cash and cash equivalents of $128.1 million at March 31, 2013. Cash and cash equivalents consist of cash and money market funds. Cash held overseas was $1.2 million. We did not have any short-term or long-term investments.
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
Operating Activities
We used $2.8 million of cash from operating activities in the three months ended March 31, 2013 resulting from changes in our operating assets and liabilities of $8.6 million, offset by our net income of $0.3 million and non-cash net charges of $5.5 million. The net change in our operating assets and liabilities was the result of a net decrease in accounts payable, accrued compensation, and accrued liabilities of $4.0 million as a result of timely payments, decrease in deferred revenues of $3.1 million due to decreases in products held by our distributors and the expiration of future product rights for a service provider, increases in accounts receivable of $1.6 million and prepaid and other current assets of $0.5 million, partially offset by decreased deferred costs of $0.4 million and decreased inventories of $0.1 million. The non-cash net charges consisted of stock-based compensation of $4.0 million, depreciation and amortization of $1.4 million, and the provision for doubtful accounts of $0.5 million, partially offset by the change in deferred income taxes of $0.4 million, due to the retroactive benefit related to the extension of the Federal research credit.

We generated $11.1 million of cash from operating activities in the three months ended March 31, 2012 resulting from our net income of $3.7 million, increased by non-cash charges primarily consisting of $2.3 million and changes in our operating assets and liabilities of $5.1 million. Non-cash charges consisted primarily of depreciation and amortization of $1.0 million, stock-based compensation of $1.0 million, revaluation of contingent liability of $0.1 million and revaluation of our preferred stock warrants of $0.1 million. The net changes in our operating assets and liabilities was the result of a net increase in accounts payable, accrued compensation, and accrued liabilities of $2.1 million and the increase in deferred revenues of $3.7 million primarily due to increase in PCS sales, partially offset by increased inventories of $1.1 million, all associated with the growth in our business.
Investing Activities
Our primary investing activities have consisted of purchases of property and equipment related to leasehold improvements, technology hardware and tooling to support our growth in headcount and to support operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.
Cash used in investing activities in the three months ended March 31, 2013 was $1.7 million, which primarily related to purchases of property and equipment.
Cash used in investing activities in the three months ended March 31, 2012 was $2.1 million, of which $1.2 million related to purchase of property and equipment and $0.8 million related to refundable deposits on new facility leases.
Financing Activities

Our financing activities have consisted of net proceeds from the sale of our common stock in our IPO, net proceeds from the issuance of convertible preferred stock, proceeds and payments from loans payable and credit facilities, and, to a much lesser extent, the issuance of common stock upon exercise of employee stock options.

Cash used in financing activities during the three months ended March 31, 2013 was $0.8 million, which related to the payment of offering costs related to our IPO that were accrued as of December 31, 2012.
Cash generated from financing activities during the three months ended March 31, 2012 was $15.8 million, primarily from the sale of $21.7 million of our Series G preferred stock and $0.1 million in proceeds from the exercises of stock options, offset in part by repayment of $5.8 million under our credit facilities and Series G preferred stock issuance cost of $0.2 million.
Off-Balance Sheet Arrangements
Through March 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash and cash equivalents of $128.1 million and $133.4 million as of March 31, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 4 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating Ruckus and our business, you should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

The risks factors set forth below are unchanged substantively at March 31, 2013 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013.
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

Failure to successfully apply our new enterprise resource planning, or ERP, system could impact our ability to operate our business, lead to internal control and reporting weaknesses and adversely affect our results of operations and financial condition.
During the three months ended March 31, 2013, we completed the initial implementation of a new ERP information management system, which is designed to provide greater depth and breadth of functionality and improved management of business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes. Failure to correctly apply our upgraded ERP system or a failure of our new system to perform as we anticipate may result in transaction errors, processing inefficiencies and the loss of sales, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, manage our supply chain, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, due to the internal control features embedded within ERP systems, we may experience difficulties that may affect our internal control over financial reporting, which may create a significant deficiency or material weakness in our overall internal controls.
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
We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2013, and years ended December 31, 2012 and 2011, 59%, 57% and 65% of our revenue, respectively, was attributable to our international customers. As of March 31, 2013, approximately 56% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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

Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $12.25 and as high as $26.50 through April 30, 2013. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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

Upon release of the underwriters’ lockup from our IPO, which is currently scheduled to expire at 11:59 p.m. on May 14, 2013, approximately 65.8 million shares of common stock will be eligible for sale, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of up to approximately 49,626,757 shares of our common stock, or 66.8% of our total outstanding common stock, based on shares outstanding as of March 31, 2013, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.
Insiders continue to have substantial control over us, which could limit a stockholder's ability to influence the outcome of key transactions, including a change of control.
As of March 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, will beneficially own approximately 43.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On January 28, 2013, we issued an aggregate of 127,031 shares of our common stock to SVB Financial Group, pursuant to the cashless exercise of warrants dated September 30, 2008, December 18, 2008 and September 27, 2011. The warrants were exercisable for an aggregate of 134,880 shares of common stock and had exercise prices of $0.43, $1.82 and $2.05 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 7,849 shares pursuant to the operation of the cashless exercise provisions in the warrants.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds for Public Offering of Common Stock

On November 15, 2012, our Registration Statement on Form S-1 (File No. 333-184309) was declared effective by the SEC for our IPO of common stock, pursuant to which we sold an aggregate of 7,000,000 shares of our common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $105.0 million.

The net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 16, 2012 pursuant to Rule 424(b).

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUCKUS WIRELESS, INC.

Date: May 10, 2013	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

RUCKUS WIRELESS, INC.
Date: May 10, 2013
	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
10.1+	(3)	Ruckus Wireless, Inc. Severance Benefit Plan.
10.2	(4)	Form of Restricted Stock Unit Agreement and Grant Notice Agreement for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(5)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(6)	XBRL Instance Document.
101.SCH	(6)	XBRL Taxonomy Extension Schema Document.
101.CAL	(6)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(6)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(6)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-184309), filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2013, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 5, 2013, and incorporated herein by reference.

(5)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(6)
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.