Form 10-Q
period 2013-06-30
RUCKUS WIRELESS INC
filed 2013-08-14
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The number of shares of the registrant's common stock, par value $0.001, outstanding as of July 31, 2013 was 77,367,848.

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

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$71,066	$133,386
Short-term investments	53,726	—
Accounts receivable, net of allowance for doubtful accounts of $123 and $140 as of June 30, 2013 and December 31, 2012, respectively	52,649	41,296
Inventories	19,822	19,041
Deferred costs	4,511	5,188
Deferred tax assets	9,055	9,055
Prepaid expenses and other current assets	4,175	2,722
Total current assets	215,004	210,688
Property and equipment, net	10,295	8,959
Goodwill	9,031	9,031
Intangible assets, net	4,331	4,991
Noncurrent deferred tax asset	9,680	9,214
Restricted cash	5,000	—
Other assets	958	956
Total assets	$254,299	$243,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,925	$16,164
Accrued compensation	10,939	9,447
Accrued liabilities	5,087	5,371
Liabilities related to acquisitions	1,000	2,000
Deferred revenue	32,767	36,613
Total current liabilities	64,718	69,595
Noncurrent deferred revenue	5,736	3,873
Other noncurrent liabilities	139	160
Total liabilities	70,593	73,628
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of June 30, 2013 and December 31, 2012; 76,820 and 74,166 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	77	74
Additional paid–in capital	206,245	193,731
Accumulated other comprehensive loss	(38)	—
Accumulated deficit	(22,578)	(23,594)
Total stockholders’ equity	183,706	170,211
Total liabilities and stockholders’ equity	$254,299	$243,839
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Product	$59,663	$46,150	$112,974	$88,697
Service	4,210	2,741	8,140	5,208
Total revenue	63,873	48,891	121,114	93,905
Cost of revenue:
Product	18,923	16,280	35,494	31,916
Service	2,447	1,014	4,734	1,959
Total cost of revenue	21,370	17,294	40,228	33,875
Gross profit	42,503	31,597	80,886	60,030
Operating expenses:
Research and development	14,934	9,438	28,712	18,187
Sales and marketing	19,564	12,707	36,415	24,910
General and administrative	6,950	5,456	14,882	8,437
Total operating expenses	41,448	27,601	80,009	51,534
Operating income	1,055	3,996	877	8,496
Interest income (expense)	48	(244)	82	(472)
Other expense, net	(150)	(724)	(227)	(967)
Income before income taxes	953	3,028	732	7,057
Income tax expense (benefit)	251	(17,600)	(284)	(17,316)
Net income	$702	$20,628	$1,016	$24,373
Net income attributable to common stockholders	$702	$5,123	$1,016	$6,162
Net income per share attributable to common stockholders:
Basic	$0.01	$0.28	$0.01	$0.34
Diluted	$0.01	$0.17	$0.01	$0.20
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	75,352	18,304	74,779	18,200
Diluted	92,595	30,482	93,649	30,197
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$702	$20,628	$1,016	$24,373
Other comprehensive loss, net of tax:
Unrealized loss on short-term investment	(38)	—	(38)	—
Comprehensive income	$664	$20,628	$978	$24,373
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$1,016	$24,373
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,983	2,233
Provision for doubtful accounts	634	60
Stock-based compensation	8,343	2,878
Amortization of investment premiums, net of accretion of purchase discounts	256	—
Deferred income taxes	(444)	(17,388)
Excess income tax benefit from the exercise of stock options	—	(26)
Other	—	827
Changes in operating assets and liabilities:
Accounts receivable	(11,987)	(2,453)
Inventories	(781)	(3,903)
Deferred costs	677	76
Prepaid expenses and other current assets	(1,246)	(629)
Other assets	29	(97)
Accounts payable	(962)	4,053
Accrued compensation	1,492	389
Accrued liabilities	528	(219)
Deferred revenue	(1,983)	4,100
Net cash provided by (used in) operating activities	(1,445)	14,274
Cash flows from investing activities
Cash used in acquisition	(1,000)	(1,000)
Purchase of investments	(54,249)	—
Change in restricted cash	(5,000)	—
Purchase of property and equipment	(3,897)	(3,839)
Increase in facility lease deposits	(31)	(841)
Net cash used in investing activities	(64,177)	(5,680)
Cash flows from financing activities
Offering costs for common stock	(839)	(49)
Proceeds from exercise of stock options	2,655	177
Proceeds from exercise of unvested stock options, net of repurchases	—	2
Proceeds from employee stock purchase plan	1,486	—
Excess income tax benefit from the exercise of stock options	—	26
Payments on credit facilities	—	(5,000)
Payments on loans payable	—	(8,563)
Proceeds from issuance of redeemable convertible preferred stock	—	25,000
Issuance costs for redeemable convertible preferred stock	—	(117)
Net cash provided by financing activities	3,302	11,476
Net increase (decrease) in cash and cash equivalents	(62,320)	20,070
Cash and cash equivalents at beginning of period	133,386	11,200
Cash and cash equivalents at end of period	$71,066	$31,270

See notes to condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosure of cash flow information
Income taxes paid	$539	$413
Interest paid	$—	$761
Noncash investing and financing activities
Deferred offering costs in prepaid expenses and other current assets	$—	$293
Vesting of early exercised stock options	$33	$62
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$690	$644
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
Principals of Consolidation—The condensed consolidated financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”). All intercompany balances and transactions have been eliminated in consolidation.
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
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to the those described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as disclosed below.
Investments— We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are reported in the condensed consolidated statements of operations. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income (expense).
We include these investments on our balance sheet as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents, with maturities one year or less from the condensed consolidated balance sheet date, are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.
Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis in the investment. During the three and six months ended June 30, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

Recent Accounting Pronouncements— In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. Specifically, the standard allows an entity to present components of net income and components of other comprehensive income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The guidance became effective for us in the first quarter of 2013 and applied retrospectively. Our adoption of this guidance did not have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on significant reclassifications of line items of the income statement out of accumulated other comprehensive income. The guidance will become effective for us in the first quarter of 2014 and should be applied prospectively. Early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.
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
The percentages of revenues from individual customers totaling greater than 10% of total consolidated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributor A	17.1%	19.0%	15.4%	16.2%
Distributor B	*	14.0%	*	20.2%
Distributor C	12.8%	10.8%	12.0%	*
* Less than 10%

The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2013	2012
Distributor A	*	10.3%
Distributor D	14.4%	*
* Less than 10%

NOTE 2—FAIR VALUE MEASUREMENTS
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. As of June 30, 2013 and December 31, 2012, the Company had no liabilities recorded at fair value in the condensed consolidated financial statements. The Company categorizes its financial instruments into a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.

The Company’s assets that were measured at fair value by level within the fair value hierarchy are as follows (in thousands):

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$54,831	$54,831	$—	$—
Short-term investments:
Corporate bonds	46,734	—	46,734	—
Commercial paper	6,992	—	6,992	—
Total assets measured and recorded in fair value	$108,557	$54,831	$53,726	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$109,020	$109,020	$—	$—

NOTE 3—INVESTMENTS
Investments consist of the following (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds	$46,794	$4	$(64)	$46,734
Commercial paper	6,992	—	—	6,992
Total investments	$53,786	$4	$(64)	$53,726

Investments in an unrealized loss position at June 30, 2013 consist of the following (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds	$38,283	$(64)
For the corporate bonds in an unrealized loss position, the Company determined that it does not intend to sell any of these investments and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments for the three and six-months ended June 30, 2013.

The amortized cost and fair value of our investments at June 30, 2013, by contractual years-to-maturity, are as follows (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Maturity less than one year	$53,786	$53,726

NOTE 4—BALANCE SHEET INFORMATION
The following tables provide details of selected condensed consolidated balance sheet items:
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Computer hardware	$5,407	$3,413
Computer software	2,326	2,075
Machinery, equipment, and tooling	7,879	6,818
Furniture and fixtures	1,546	1,427
Leasehold improvements	2,504	2,270
Total property and equipment, gross	19,662	16,003
Less: accumulated depreciation and amortization	(9,367)	(7,044)
Property and equipment, net	$10,295	$8,959
Expense related to depreciation and amortization of property and equipment was $1.3 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

The intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
June 30, 2013:
Purchased technology	$6,600	$(2,269)	$4,331	3.3 years
December 31, 2012:
Purchased technology	$6,600	$(1,609)	$4,991	3.8 years
As a result of the acquisition of certain assets from IntelliNet Technologies, Inc. on October 12, 2011, the Company recorded the fair value of purchased technology of $6.6 million and goodwill in the amount of $9.0 million for the excess of purchase consideration over the fair value of assets acquired. There was no change to goodwill subsequent to the acquisition.
Amortization expense was $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense is included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.
Estimated future amortization of purchased intangible assets at June 30, 2013, was as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining six months)	$660
2014	1,320
2015	1,320
2016	1,031
Total amortization	$4,331

Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Product	$22,468	$27,831
Service	16,035	12,655
Total deferred revenue	$38,503	$40,486
Reported as:
Current	$32,767	$36,613
Noncurrent	5,736	3,873
Total deferred revenue	$38,503	$40,486
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue represents support contracts billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
As of December 31, 2012, the Company deferred $5.2 million in revenue related to a service provider for future products that presently expire in 2013. During the six months ended June 30, 2013, the Company recognized $2.6 million of the deferred product revenue with no related cost of product as the rights to future products expired unused by the service provider.

NOTE 5—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Taipei, Taiwan, and Bangalore, India, and are leased under noncancelable operating lease arrangements.
Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining six months)	$1,728
2014	3,767
2015	2,913
2016	2,218
2017	2,285
Thereafter	12,266
Total	$25,177
Litigation—From time to time, the Company is or may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Although the results of legal proceedings, claims, and litigation cannot be predicted with certainty, the Company does not currently believe that the final disposition of any of these matters will have a material effect on the business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued.
Purchase Commitments—As of June 30, 2013, the Company had current purchase commitments of $7.5 million for inventory and specific contracted services.
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

The Company has not recorded any liabilities for these agreements as of June 30, 2013 and December 31, 2012.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning warranty liability	$774	$579	$725	$489
Changes in existing warranty	(45)	(57)	(25)	(168)
Warranty expense	113	283	292	543
Obligations fulfilled	(91)	(127)	(241)	(186)
Ending warranty liability	$751	$678	$751	$678

NOTE 6—EQUITY AWARD PLANS
Stock Option and Restricted Stock Unit Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity (in thousands, except per share amounts and years):

		Common Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	6,961	24,400	$2.82	7.72	$480,878
Additional shares reserved for issuance	3,708
Restricted stock units granted	(336)	—
Restricted stock units forfeited	2	—
Options granted	(328)	328	20.65
Options exercised	—	(2,238)	1.19
Options forfeited	229	(229)	4.06
Shares repurchased	1	—	—
Balance, June 30, 2013	10,237	22,261	$3.24	7.32	$216,815
Options vested and expected to vest, June 30, 2013		21,467	$3.14	7.27	$210,900
Options exercisable, June 30, 2013		11,926	$1.61	6.44	$133,631
The weighted average grant date fair value per share of stock options was approximately $10.98 and $3.57 for the three months ended June 30, 2013 and 2012, respectively, and $12.91 and $3.45 for the six months ended June 30, 2013 and 2012, respectively.
The total intrinsic value of options exercised was approximately $25.0 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $25.6 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. Option holders were subject to a lock-up agreement following the IPO until the second quarter of 2013. The aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock, prior to the IPO, or the closing stock price of the Company's common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.
The Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”) provides for the granting of restricted stock units (“RSUs”) to employees, directors, and consultants. During the first quarter of 2013, the Company began granting RSUs to employees. RSUs granted under the 2012 Plan vest over the periods determined by the board of directors, generally two to four years, beginning from the vesting commencement date.

The following table summarizes the restricted stock units outstanding (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	—	$—	—	$—
RSUs granted	336	20.80
RSUs vested	—	—
RSUs forfeited	(2)	21.36
Balance, June 30, 2013	334	$20.80	1.49	$4,279
Fair Value Disclosures
The Company measures compensation expense for all stock-based payment awards, including stock options and RSUs granted to employees and purchases under the Company's Employee Stock Purchase Plan (“ESPP”), based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of our common stock on the date of grant. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
Employee Stock Options
The following table summarizes the assumptions relating to our stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	69.21%	67.46%	70.32%	68.40%
Expected term (years)	6.08	6.03	6.03	6.03
Risk-free interest rate	1.68%	0.93%	1.13%	1.02%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan
The following table summarizes the assumptions relating to our ESPP:

Three Months Ended June 30,
2013
Volatility	57.62%
Expected term (years)	0.50
Risk-free interest rate	0.11%
Dividend yield	—

Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock units, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$206	$30	$382	$53
Research and development	1,479	391	2,778	757
Sales and marketing	1,182	292	2,187	558
General and administrative	1,446	1,247	2,996	1,510
Total stock-based compensation	$4,313	$1,960	$8,343	$2,878
Tax benefit from stock-based compensation	(180)	—	(180)	—
Total stock-based compensation, net of tax effect	4,133	1,960	8,163	2,878

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$3,044	$1,960	$6,149	$2,878
Restricted stock units	652	—	864	—
Employee stock purchase plan	617	—	1,330	—
Total stock-based compensation	$4,313	$1,960	$8,343	$2,878
Tax benefit from stock-based compensation	(180)	—	(180)	—
Total stock-based compensation, net of tax effect	4,133	1,960	8,163	2,878
At June 30, 2013, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $32.7 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.5 years.

NOTE 7—COMMON STOCK WARRANTS
During the three months ended June 30, 2013, warrants to purchase 160,868 shares of common stock were exercised into 150,990 shares of common stock in accordance with the net cashless exercise feature as provided under the original warrant agreements. During the six months ended June 30, 2013, warrants to purchase 295,748 shares of common stock were exercised into 278,021 shares of common stock in accordance with the net cashless exercise feature as provided under the original warrant agreements. As of June 30, 2013, no common stock warrants remained outstanding.

NOTE 8—EARNINGS PER SHARE
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
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period preferred stock non-cumulative dividends, between common stock and preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and RSUs using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Numerator:
Net income	$702	$20,628	$1,016	$24,373
Less: Undistributed earnings allocated to participating securities	—	(15,505)	—	(18,211)
Net income attributable to common stockholders, basic and diluted	$702	$5,123	$1,016	$6,162
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,352	18,304	74,779	18,200
Weighted-average effect of potentially dilutive shares:
Employee stock options	17,155	11,992	18,662	11,824
RSUs and other dilutive securities	88	186	208	173
Diluted	92,595	30,482	93,649	30,197
Net income per share of common stock:
Basic	$0.01	$0.28	$0.01	$0.34
Diluted	$0.01	$0.17	$0.01	$0.20

The following table summarizes the outstanding stock options, RSUs, warrants and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	849	7,134	857	7,131
RSUs	323	—	306	—
Warrants	—	231	—	224
Redeemable convertible preferred stock	—	47,855	—	47,875
Total	1,172	55,220	1,163	55,230

NOTE 9—INCOME TAXES
The Company's income tax provision consists of federal, foreign, and state income taxes. The Company recorded a tax expense of $0.3 million and tax benefit of $0.3 million on pre-tax income of $1.0 million and $0.7 million for the three and six months ended June 30, 2013, respectively, resulting in an effective tax (benefit) rate of 26.3% and (38.8)%, respectively. The effective tax rate for the three and six months ended June 30, 2013 is lower than the federal statutory rate primarily due to certain stock compensation deductions and the retroactive benefit related to the extension of the Federal research credit by Congress during the first quarter of 2013.
The Company recorded a tax benefit of $17.6 million and $17.3 million on pre-tax income of $3.0 million and $7.1 million for the three and six months ended June 30, 2012, resulting in an effective tax benefit rate of 581.2% and 245.4%, respectively. The respective tax rates are lower than the federal statutory rate primarily due to the reversal of the valuation allowance against deferred tax assets of $17.5 million for the three months and six months ended June 30, 2012, offset by minor amounts of state and foreign taxes.
The extension of the Federal research credit is estimated to result in a $1.0 million benefit for the year ending December 31, 2013 and is now included in the projected annual tax rate. An additional $0.6 million benefit related to the Company's year ended December 31, 2012 was recorded for the six months ended June 30, 2013.
The Company's effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. These permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different from the U.S. federal statutory rate, certain stock-based compensation expense, research and development (“R&D”) credits and certain acquisition-related items.
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

NOTE 10—SEGMENT INFORMATION
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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas:
United States	$30,403	$23,736	$53,979	$37,683
Other Americas	3,519	842	5,398	1,549
Total Americas	33,922	24,578	59,377	39,232
APAC:
Japan	1,536	6,706	5,676	19,002
Other APAC	11,813	7,364	23,844	16,236
Total APAC	13,349	14,070	29,520	35,238
EMEA:
United Kingdom	6,795	3,958	13,784	7,111
Other EMEA	9,807	6,285	18,433	12,324
Total EMEA	16,602	10,243	32,217	19,435
Total revenues	$63,873	$48,891	$121,114	$93,905

As of June 30, 2013, the Company has property and equipment, net of $7.9 million, $2.2 million and $0.2 million located in the United States, APAC, and EMEA, respectively.

NOTE 11—SUBSEQUENT EVENTS

Business Combinations
On July 18, 2013, the Company acquired all of the outstanding equity interests of YFind Technologies Private Limited (“YFind”), a privately-held software company providing indoor positioning and real-time location analytics, for $6.6 million in cash. Acquisition-related costs, which are included in general and administrative expenses, were not material. The Company acquired YFind to obtain its technology and domain expertise in location-based services.
The initial accounting for the business combination is still ongoing as of the date this Form 10-Q is issued. It is expected that intangible assets and goodwill will be recorded on the consolidated balance sheets; however, as the initial accounting for the business combination has not been completed at the time of the issuance of these consolidated financial statements, further details have not yet been disclosed. Based on the evaluation of the significance of the acquisition, the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 5, 2013. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this discussion and analysis and elsewhere in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Quarterly Report and our other SEC filings, regarding, among other things:

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
Our products have been sold to approximately 27,300 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local government and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
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
Key Components of Our Results of Operations and Financial Condition
Revenue
We generate revenue from the sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue is comprised of the following:
Product Revenue.  The majority of our product revenue is generated from sales of our products, which predominately includes access points, controllers and gateways as well as corresponding controller and gateway licenses. We generally recognize product revenue on sales to distributors’ customers and at the time of shipment for all other customers, provided that all other revenue recognition criteria have been met.
Service Revenue.  Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on a “if and when available” basis, telephone and internet access to technical support personnel and hardware support. PCS terms are typically one year to five years and we recognize service revenue ratably over the contractual service period.
Cost of Revenue
Our total cost of revenues is comprised of the following:
Cost of Product Revenue.  Cost of product revenue primarily includes manufacturing costs of our products payable to third-party contract manufacturers. Our cost of product revenue also includes shipping costs, third-party logistics costs, provisions for excess and obsolete inventory, warranty, amortization of intangible assets, and personnel costs, including stock-based compensation, certain allocated costs for facilities and other expenses associated with logistics and quality control.
Cost of Service Revenue.   Cost of service revenue primarily includes personnel costs, including stock-based compensation, and certain allocated costs for facilities and other expenses associated with our global support organization.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, as well as large orders from customers. Our products currently have higher gross margins than our services, due to the continuing investment in our service operations to manage anticipated growth. We expect our gross margins to fluctuate over time depending on the factors described above.
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

Interest Income (Expense)
Interest income consists of interest from our cash, cash equivalents and investments. In 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
Other Expense, net
For the three and six months ended June 30, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At June 30, 2013, no valuation allowance has been provided against the Company's deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Consolidated Statements of Operations	2013	2012	2013	2012
Revenue:
Product	93.4%	94.4%	93.3%	94.5%
Service	6.6	5.6	6.7	5.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	29.6	33.3	29.3	34.0
Service	3.9	2.1	3.9	2.1
Total cost of revenue	33.5	35.4	33.2	36.1
Gross margin	66.5	64.6	66.8	63.9
Operating expenses:
Research and development	23.4	19.3	23.7	19.4
Sales and marketing	30.6	26.0	30.1	26.5
General and administrative	10.9	11.1	12.3	9.0
Total operating expenses	64.9	56.4	66.1	54.9
Operating margin	1.6	8.2	0.7	9.0
Interest income (expense)	0.1	(0.5)	0.1	(0.5)
Other expense, net	(0.2)	(1.5)	(0.2)	(1.0)
Income before income taxes	1.5	6.2	0.6	7.5
Income tax expense (benefit)	0.4	(36.0)	(0.2)	(18.4)
Net income	1.1%	42.2%	0.8%	25.9%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Revenue:
Product	$59,663	$46,150	$13,513	29.3%	$112,974	$88,697	$24,277	27.4%
Service	4,210	2,741	1,469	53.6%	8,140	5,208	2,932	56.3%
Total revenue	$63,873	$48,891	$14,982	30.6%	$121,114	$93,905	$27,209	29.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$33,922	$24,578	$9,344	38.0%	$59,377	$39,232	$20,145	51.3%
APAC	13,349	14,070	(721)	(5.1)%	29,520	35,238	(5,718)	(16.2)%
EMEA	16,602	10,243	6,359	62.1%	$32,217	$19,435	$12,782	65.8%
Total revenue	$63,873	$48,891	$14,982	30.6%	$121,114	$93,905	$27,209	29.0%
Product revenue increased by $13.5 million, or 29.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily driven by an increase in ZoneFlex product sales to new and existing end-customers. The total number of end-customers increased by approximately 2,900 during the three months ended June 30, 2013, to 27,300 at June 30, 2013, compared to an increase in new end-customers of approximately 2,400 during the three months ended June 30, 2012, to 16,000 at June 30, 2012.
Product revenue increased by $24.3 million, or 27.4%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily driven by an increase in ZoneFlex product sales to new and existing end-customers. The total number of end-customers increased by approximately 5,600 during the six months ended June 30, 2013, to 27,300 at June 30, 2013, compared to an increase in new end-customers of approximately 4,500 during the six months ended June 30, 2012. to 16,000 at June 30, 2012.
The increase in service revenue of $1.5 million, or 53.6%, and $2.9 million, or 56.3%, in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012 is primarily related to the increase in PCS sales in connection with the increased sales of our ZoneFlex products and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
The Americas and EMEA contributed to the majority of the revenue increase between the periods. Revenue from Americas and EMEA increased during the three and six months ended June 30, 2013 primarily due to our investment in increasing the size of our sales force and the number of channel partners in each region focused on selling our ZoneFlex product. APAC revenues decreased between the periods due to a decline in revenue attributable to a single service provider for the three and six months ended June 30, 2012, which represented 47.3% and 53.4% of revenue for the APAC region, respectively. The decrease in revenue attributable to this service provider was expected as the customer completed a significant phase of their wireless rollout in 2012. The decrease in revenue from the single service provider was partially offset by a 71.4% and 54.6% increase in APAC revenues from enterprise and other service provider customers for the three and six months ended June 30, 2013, respectively. In addition, the Company continued to experience challenging market conditions in China related to the declining growth rate of the Chinese economy during the three and six months ended June 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Cost of revenue:
Product	$18,923	$16,280	$2,643	16.2%	$35,494	$31,916	$3,578	11.2%
Service	2,447	1,014	1,433	141.3%	4,734	1,959	2,775	141.7%
Total cost of revenue	$21,370	$17,294	$4,076	23.6%	$40,228	$33,875	$6,353	18.8%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Product gross profit:
Product gross profit	$40,740	$29,870	$10,870	36.4%	$77,480	$56,781	$20,699	36.5%
Product gross margin	68.3%	64.7%			68.6%	64.0%
Service gross profit:
Service gross profit	$1,763	$1,727	$36	2.1%	$3,406	$3,249	$157	4.8%
Service gross margin	41.9%	63.0%			41.8%	62.4%
Total gross profit	$42,503	$31,597	$10,906	34.5%	$80,886	$60,030	$20,856	34.7%
Total gross margin	66.5%	64.6%			66.8%	63.9%
Total gross margin for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 increased 1.9 and 2.9 percentage points, respectively.
For the three months ended June 30, 2013, product gross margin increased by 3.6 percentage points, compared to the three months ended June 30, 2012, due primarily to economies of scale and operational efficiencies for our ZoneFlex product line. For the three months ended June 30, 2013, the decrease of 21.1 percentage points in service gross margin was the result of our continued investment in personnel and infrastructure in our service operations to manage anticipated growth.
For the six months ended June 30, 2013, product gross margin increased by 4.6 percentage points, compared to the six months ended June 30, 2012, due primarily to a 3.9 percentage point increase related to economies of scale and operational efficiencies for our ZoneFlex product line. In addition, we benefited from a non-recurring 0.7 percentage point increase in gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product. For the six months ended June 30, 2013, the decrease of 20.6 percentage points in service gross margin was the result of our continued investment in personnel and infrastructure in our service operations to manage anticipated growth.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Research and development	$14,934	$9,438	$5,496	58.2%	$28,712	$18,187	$10,525	57.9%
% of revenue	23.4%	19.3%			23.7%	19.4%

The $5.5 million increase in research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to increases in personnel and related costs of $4.0 million, which included an increase in stock-based compensation of $1.1 million, stock-based payroll tax expense of $0.2 million and bonuses of $0.3 million, as we continued to add personnel. We also incurred higher consulting and contractor expense of $1.1 million, higher consumed materials and supplies of $0.3 million and increased allocated overhead, facilities and other engineering costs of $0.7 million, all as a result of our continued investments in enhancing existing products and the development of future product offerings, offset by decreased non-recurring engineering costs of $0.6 million.
The $10.5 million increase in research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to increases in personnel and related costs of $7.5 million, which included an increase in stock-based compensation of $2.0 million, stock-based payroll tax expense of $0.2 million and bonuses of $0.5 million, as we continued to add personnel. We also incurred higher consulting and contractor expense of $1.5 million, higher consumed materials and supplies of $0.8 million, increased travel of $0.3 million, and increased allocated overhead, facilities and other engineering costs of $1.1 million, all as a result of our continued investments in enhancing existing products and the development of future product offerings, offset by decreased non-recurring engineering costs of $0.7 million.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Sales and marketing	$19,564	$12,707	$6,857	54.0%	$36,415	$24,910	$11,505	46.2%
% of revenue	30.6%	26.0%			30.1%	26.5%
The $6.9 million increase in sales and marketing expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to increases in personnel and related costs as we increase our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $4.8 million, which included an increase in bonus and commission expenses of $0.2 million related to our increased sales, stock-based compensation of $0.9 million and stock-based payroll tax expense of $0.1 million. Travel expenses increased $0.6 million due to the increased personnel in the sales organization. Expenses related to sales and marketing programs increased $0.6 million and allocated overhead, facilities and other departmental expenses increased $0.9 million due to increased activity and personnel.
The increase $11.5 million in sales and marketing expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to increases in personnel and related costs as we increase our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $7.4 million, which included a decrease in bonus and commission expenses of $0.8 million due to decrease in third party commission, an increase in stock-based compensation of $1.6 million and stock-based payroll tax expense of $0.1 million. Travel expenses increased $1.8 million due to the increased personnel in the sales organization. Consulting and contractor expenses increased by $0.3 million, expenses related to sales and marketing programs increased by $0.6 million and allocated overhead, facilities and other departmental expenses increased $1.4 million due to increased activity and personnel.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
General and administrative	$6,950	$5,456	$1,494	27.4%	$14,882	$8,437	$6,445	76.4%
% of revenue	10.9%	11.1%			12.3%	9.0%

The $1.5 million increase in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to an increase in personnel and related costs of $1.4 million, which included an increase in stock-based compensation of $0.2 million and stock-based payroll tax expense of $0.1 million. General and administrative costs also increased due to other general expenses of $0.2 million including depreciation, facilities and information technology expense. The increase is partially offset by lower net contractor and consultant expense of $0.1 million. The increases were attributable to our efforts to support the growth of our business and increased costs associated with being a public company.

The $6.4 million increase in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to an increase in personnel and related costs of $3.9 million, which included an increase in stock-based compensation of $1.5 million and stock-based payroll tax expense of $0.1 million. General and administrative costs also increased due to higher external legal, audit and accounting services of $1.2 million, bad debt expense of $0.6 million and other general expenses of $0.7 million including depreciation, facilities and IT expense. The increases were attributable to our efforts to support the growth of our business and increased costs associated with being a public company.

Interest Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Interest income (expense)	$48	$(244)	$292	(119.7)%	$82	$(472)	$554	(117.4)%
For the three and six months ended June 30, 2013, interest income consists of interest earned from our cash and cash equivalents and, beginning in the second quarter of 2013, our short-term investments.
For the three and six months ended June 30, 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Other expense, net	$(150)	$(724)	$574	(79.3)%	$(227)	$(967)	$740	(76.5)%
For the three and six months ended June 30, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates of our subsidiaries.
For the three and six months ended June 30, 2012, other expense, net consisted primarily of the change in fair value of our redeemable convertible preferred stock warrant liability. Following our IPO in November 2012, there were no redeemable convertible stock warrants outstanding.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Income tax expense (benefit)	$251	$(17,600)	$17,851	-	$(284)	$(17,316)	$17,032	-
The income tax expense of $0.3 million for the three months ended June 30, 2013, consists of federal, foreign, and state income taxes. The effective tax rate for the three months ended June 30, 2013 is lower than the federal statutory rate primarily due primarily to certain stock compensation deductions. The Company recorded a tax benefit of $17.6 million for the three months ended June 30, 2012, due primarily to the reversal of the valuation allowance against deferred tax assets of $17.5 million.
The income tax benefit of $0.3 million for the six months ended June 30, 2013 primarily relates to the extension of the R&D credit by Congress in January 2013. The extension of the credit provided a discrete benefit of $0.6 million, offset by tax expense associated with minor amounts of state and foreign taxes. The Company recorded a tax benefit of $17.3 million for the six months ended June 30, 2012, due primarily to the reversal of the valuation allowance against deferred tax assets of $17.5 million, offset by minor amounts of state and foreign taxes.

Liquidity and Capital Resources

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$71,066	$133,386
Short-term investments	53,726	—
	$124,792	$133,386

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)

Net cash provided by (used in) operating activities	$(1,445)	$14,274
Net cash used in investing activities	(64,177)	(5,680)
Net cash provided by financing activities	3,302	11,476
Net increase (decrease) in cash and cash equivalents	$(62,320)	$20,070
We had cash, cash equivalents and short-term investments of $124.8 million at June 30, 2013. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds and commercial paper. As of June 30, 2013, $2.4 million of cash and cash equivalents was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We plan to continue to invest for long-term growth. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with our investments and cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We intend to fund our acquisition of YFind Technologies Private Limited using our available cash and cash equivalents. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
We used $1.4 million of cash from operating activities during the six months ended June 30, 2013 resulting from changes in our operating assets and liabilities of $14.2 million, offset by our net income of $1.0 million and non-cash net charges of $11.8 million. The net change in our operating assets and liabilities was the result of a decrease in deferred revenues of $2.0 million due to decreases in products held by our distributors and the expiration of future product rights for a service provider, increases in accounts receivable of $12.0 million due to an increase in sales, in particular, sales in the last month of the period, and increases in inventories of $0.8 million, and prepaid expenses and other current assets of $1.2 million, partially offset by net increase in accounts payable, accrued compensation, and accrued liabilities of $1.1 million and decreased deferred costs of $0.7 million. The non-cash net charges consisted of stock-based compensation of $8.3 million, depreciation and amortization of $3.0 million, the provision for doubtful accounts of $0.6 million, and net amortization of investment premiums of $0.3 million, partially offset by the change in deferred income taxes of $0.4 million, due to the retroactive benefit related to the extension of the Federal research credit.
We generated $14.3 million of cash from operating activities during the six months ended June 30, 2012 resulting from our net income of $24.4 million, increased by changes in our operating assets and liabilities of $1.3 million and offset in part by non-cash net benefits of $11.4 million. The non-cash net benefit consisted primarily of the release of our valuation allowance for deferred income taxes of $17.4 million, partially offset by non-cash charges consisting mainly of depreciation and amortization of $2.2 million, stock-based compensation of $2.9 million, revaluation of contingent liabilities of $0.3 million and revaluation of our preferred stock warrants of $0.4 million. The net change in our operating assets and liabilities was the result of a net increase in accounts payable, accrued compensation, and accrued liabilities of $4.2 million relating to the growth in our business, and an increase in deferred revenues of $4.1 million primarily due to increases in service sales, partially offset by increased inventories of $3.9 million and accounts receivable of $2.5 million arising from the growth of our business.
Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment related to leasehold improvements, technology hardware and tooling to support our growth in headcount and to support operations and our corporate infrastructure, as well as payments for intangible assets and acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.

Cash used in investing activities during the six months ended June 30, 2013 was $64.2 million, of which $54.2 million related to purchase of investments, $3.9 million related to purchase of property and equipment, $5.0 million related to a change in restricted cash and $1 million was a partial payment on future consideration for the purchase of IntelliNet.

Cash used in investing activities during the six months ended June 30, 2012 was $5.7 million, of which $3.8 million related to purchases of property and equipment, $1.0 million was a partial payment on future consideration for the purchase of IntelliNet and $0.8 million related to refundable deposits on new facility leases.

Financing Activities

Our financing activities have consisted of net proceeds from the sale of our common stock in our IPO, net proceeds from the issuance of convertible preferred stock, proceeds and payments from loans payable and credit facilities, and, to a much lesser extent, the issuance of common stock from the employee stock purchase program and upon exercise of employee stock options.

Cash generated in financing activities during the six months ended June 30, 2013 was $3.3 million, of which $2.7 million related to proceeds from exercise of stock options and $1.5 million related to proceeds from the employee stock purchase plan, partially offset by $0.8 million related to the payment of offering costs related to our IPO.

Cash generated in financing activities during the six months ended June 30, 2012 was $11.5 million, primarily from the sale of $25.0 million of our Series G preferred stock financing and $0.2 million in proceeds from the exercises of stock options, offset in part by repayment of $13.6 million under our credit facilities and Series G preferred stock issuance costs of $0.1 million.
Off-Balance Sheet Arrangements
Through June 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $124.8 million and $133.4 million as of June 30, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2013, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 5 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The risks factors set forth below are unchanged substantively at June 30, 2013 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013, other than those designated by an asterisk “*”.
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
Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.*
In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions or other factors may impact some of our customers' ability to pay their accounts payables, including customers who are unable to collect or experience delays in payment from their own customers. We derive a significant portion of our revenue through distributors and in many cases sales in one or more countries or regions are via a single distributor, which can result in a concentrated credit risk if such country or region has experienced active sales. A majority of our accounts receivable balance as of June 30, 2013 was due from international distributors. While we monitor these situations carefully and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including money market funds, corporate bonds, commercial paper and U.S. Treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents or possible investments will not occur. For example, in August 2011, Standard and Poor’s downgraded the U.S.’s credit rating to account for the risk that U.S. lawmakers would fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could continue to impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional action or inaction could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents and possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2013, and years ended December 31, 2012 and 2011, 55%, 57% and 65% of our revenue, respectively, was attributable to our international customers. As of June 30, 2013, approximately 56% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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

Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $10.24 and as high as $26.50 through July 31, 2013. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
Insiders continue to have substantial control over us, which could limit a stockholder's ability to influence the outcome of key transactions, including a change of control.*
As of June 30, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, will beneficially own approximately 37.0% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As part of our business strategy, we have and may continue to make investments in complementary companies, products or technologies. However, we have not made any significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies on a large scale and in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete significant acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We are an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to Emerging Growth Companies could make our common stock less attractive to investors. We will lose our status as an “Emerging Growth Company” at the end of 2013.*
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Based on the market value of our common stock held by non-affiliates as of June 30, 2013, we will cease to be an “emerging growth company” at the end of our 2013 fiscal year.
We cannot predict if investors will find our common stock less attractive given that we have chosen to rely on the exemptions available to “emerging growth companies,” and may continue to do so until we cease to be an “emerging growth company” at the end of 2013, or through a permitted transition period thereafter with regard to certain disclosures. If some investors find our common stock less attractive as a result of any choices to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As a result of becoming a public company, we are obligated to maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.*
As a public company, we are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and when we cease to be an “emerging growth company,” which will occur at the end of 2013, a statement that our auditors have issued an attestation report on our management's assessment of our internal controls.

We are in the costly and challenging process of evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management's report on the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be engaged to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the first annual report required to be filed with the SEC when we cease being an “emerging growth company,” which will occur at the end of 2013. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On May 6, 2013, we issued an aggregate of 150,990 shares of our common stock to SVB Financial Group, pursuant to the cashless exercise of warrants dated February 6, 2006. The warrants were exercisable for an aggregate of 160,868 shares of common stock and had exercise prices of $1.15 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 9,878 shares pursuant to the operation of the cashless exercise provisions in the warrants.

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

The net offering proceeds have been invested in money market funds, corporate bonds and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 16, 2012 pursuant to Rule 424(b).

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUCKUS WIRELESS, INC.

Date: August 14, 2013	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

RUCKUS WIRELESS, INC.

Date: August 14, 2013	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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

(4)
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.