Form 10-Q
period 2013-09-30
RUCKUS WIRELESS INC
filed 2013-10-31
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The number of shares of the registrant's common stock, par value $0.001, outstanding as of October 25, 2013 was 78,971,633.

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

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$70,653	$133,386
Short-term investments	69,019	—
Accounts receivable, net of allowance for doubtful accounts of $225 and $140 as of September 30, 2013 and December 31, 2012, respectively	41,821	41,296
Inventories	17,537	19,041
Deferred costs	3,625	5,188
Deferred tax assets	9,055	9,055
Prepaid expenses and other current assets	4,838	2,722
Total current assets	216,548	210,688
Property and equipment, net	11,039	8,959
Goodwill	9,945	9,031
Intangible assets, net	10,001	4,991
Noncurrent deferred tax asset	10,746	9,214
Restricted cash	5,000	—
Other assets	990	956
Total assets	$264,269	$243,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,655	$16,164
Accrued compensation	11,881	9,447
Accrued liabilities	4,427	5,371
Liabilities related to acquisitions	1,000	2,000
Deferred revenue	28,909	36,613
Total current liabilities	64,872	69,595
Noncurrent deferred revenue	6,701	3,873
Noncurrent deferred tax liabilities	1,020	—
Other noncurrent liabilities	1,074	160
Total liabilities	73,667	73,628
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of September 30, 2013 and December 31, 2012; 78,653 and 74,166 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	79	74
Additional paid–in capital	213,057	193,731
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(22,521)	(23,594)
Total stockholders’ equity	190,602	170,211
Total liabilities and stockholders’ equity	$264,269	$243,839
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Product	$64,449	$55,263	$177,424	$143,960
Service	4,479	3,321	12,619	8,529
Total revenue	68,928	58,584	190,043	152,489
Cost of revenue:
Product	21,165	19,034	56,660	50,950
Service	2,512	1,424	7,246	3,383
Total cost of revenue	23,677	20,458	63,906	54,333
Gross profit	45,251	38,126	126,137	98,156
Operating expenses:
Research and development	16,268	12,291	44,980	30,478
Sales and marketing	21,106	14,872	57,522	39,782
General and administrative	8,410	5,356	23,291	13,793
Total operating expenses	45,784	32,519	125,793	84,053
Operating income (loss)	(533)	5,607	344	14,103
Interest income (expense)	58	—	140	(472)
Other expense, net	(102)	(601)	(329)	(1,568)
Income (loss) before income taxes	(577)	5,006	155	12,063
Income tax benefit	(634)	(453)	(918)	(17,769)
Net income	$57	$5,459	$1,073	$29,832
Net income attributable to common stockholders	$57	$1,198	$1,073	$7,360
Net income per share attributable to common stockholders:
Basic	$0.00	$0.06	$0.01	$0.40
Diluted	$0.00	$0.04	$0.01	$0.24
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	77,735	18,477	75,771	18,295
Diluted	92,779	31,576	93,392	30,797
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$57	$5,459	$1,073	$29,832
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on short-term investment	25	—	(13)	—
Comprehensive income	$82	$5,459	$1,060	$29,832
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$1,073	$29,832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,703	3,494
Provision for doubtful accounts	736	155
Stock-based compensation	12,815	5,280
Amortization of investment premiums, net of accretion of purchase discounts	666	—
Deferred income taxes	(1,524)	(17,919)
Excess income tax benefit from the exercise of stock options	—	(33)
Loss on disposal of property and equipment	34	35
Other	—	1,447
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(1,261)	(11,509)
Inventories	1,504	(8,795)
Deferred costs	1,563	(1,975)
Prepaid expenses and other current assets	(2,017)	(3,301)
Other assets	156	(24)
Accounts payable	2,586	8,143
Accrued compensation	2,426	2,957
Accrued liabilities	822	425
Deferred revenue	(4,876)	15,170
Net cash provided by operating activities	19,406	23,382
Cash flows from investing activities
Cash used in acquisition, net of cash acquired	(6,882)	(1,000)
Purchase of investments	(69,797)	—
Change in restricted cash	(5,000)	—
Purchase of property and equipment	(5,914)	(5,909)
Increase in facility lease deposits	(190)	(956)
Net cash used in investing activities	(87,783)	(7,865)
Cash flows from financing activities
Offering costs for common stock	(839)	(1,134)
Proceeds from exercise of stock options	4,997	352
Proceeds from exercise of unvested stock options, net of repurchases	—	2
Proceeds from employee stock purchase plan	1,486	—
Excess income tax benefit from the exercise of stock options	—	33
Payments on credit facilities	—	(5,000)
Payments on loans payable	—	(8,563)
Proceeds from issuance of redeemable convertible preferred stock	—	25,000
Issuance costs for redeemable convertible preferred stock	—	(117)
Net cash provided by financing activities	5,644	10,573
Net increase (decrease) in cash and cash equivalents	(62,733)	26,090
Cash and cash equivalents at beginning of period	133,386	11,200
Cash and cash equivalents at end of period	$70,653	$37,290

See notes to condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosure of cash flow information
Income taxes paid	$785	$595
Interest paid	$—	$761
Noncash investing and financing activities
Deferred offering costs in prepaid expenses and other current assets	$—	$996
Vesting of early exercised stock options	$33	$92
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$841	$584
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
Initial Public Offering— In November 2012, Ruckus closed its initial public offering (“IPO”), in which 8,400,000 shares of common stock were sold to the public (inclusive of 7,000,000 shares of common stock sold by Ruckus). The public offering price of the shares sold in the IPO was $15.00 per share. The total gross proceeds from the offering were $126 million. After deducting underwriting discounts and commissions, offering expenses payable by Ruckus, and net proceeds received by the selling stockholders, the aggregate net proceeds received by Ruckus totaled approximately $94 million. Upon the closing of the initial public offering, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted into 47,981,335 shares of common stock.
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
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition and deferred revenue, allowance for doubtful accounts, goodwill and intangible valuation, the fair value of stock awards and preferred stock warrant liability, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management's estimates.
Summary of Significant Accounting Policies—There have been no material changes to our significant accounting policies as compared to the those described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as disclosed below.
Short-Term Investments—The Company classifies investments as available-for-sale at the time of purchase as these investments are available to fund current operations. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the condensed consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are reported in the condensed consolidated statements of operations. The investments are adjusted for the amortization of premiums and discounts until maturity and such amortization is included in interest income (expense).
The Company's short-term investments consist primarily of corporate bonds and commercial paper. As the Company views all investments as available for sale, management has the ability, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.
Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of the investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. During the three and nine months ended September 30, 2013, the Company did not consider any of our investments to be other-than-temporarily impaired.

Recent Accounting Pronouncements— In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. Specifically, the standard allows an entity to present components of net income and components of other comprehensive income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The guidance became effective for us in the first quarter of 2013 and applied retrospectively. The Company's adoption of this guidance did not have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on significant reclassifications of line items of the income statement out of accumulated other comprehensive income. The guidance will become effective for us in the first quarter of 2014 and should be applied prospectively. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on our condensed consolidated financial position, results of operations, or cash flows.
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
The percentages of revenue from individual customers totaling greater than 10% of total consolidated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributor A	15.1%	16.1%	15.3%	16.2%
Distributor B	13.2%	*	12.4%	*
Distributor C	*	*	*	14.7%
Distributor D	*	10.8%	*	*
* Less than 10%

The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2013	2012
Distributor A	*	10.3%
Distributor E	10.2%	*
* Less than 10%

NOTE 2—FAIR VALUE MEASUREMENTS
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. As of September 30, 2013 and December 31, 2012, the Company had no liabilities recorded at fair value in the condensed consolidated financial statements. The Company categorizes its financial instruments into a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.

The Company’s assets that were measured at fair value by level within the fair value hierarchy are as follows (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,479	$39,479	$—	$—
Short-term investments:
Corporate bonds	59,026	—	59,026	—
Commercial paper	9,993	—	9,993	—
Total assets measured and recorded in fair value	$108,498	$39,479	$69,019	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$109,020	$109,020	$—	$—

NOTE 3—INVESTMENTS
Investments consist of the following (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$59,047	$4	$(25)	$59,026
Commercial paper	9,993	—	—	9,993
Total investments	$69,040	$4	$(25)	$69,019

Investments in an unrealized loss position at September 30, 2013 consist of the following (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds	$41,602	$(25)
The Company does not intend to sell any of these investments and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The amortized cost and fair value of our investments at September 30, 2013, by contractual years-to-maturity, are as follows (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Maturity less than one year	$69,040	$69,019

NOTE 4—BUSINESS COMBINATION
On July 18, 2013, the Company acquired all of the outstanding equity interests of YFind Technologies Private Limited (“YFind”), a privately-held software company providing indoor positioning and real-time location-based analytics. The Company acquired YFind to obtain its technology and expertise in location-based services. The purchase price was $6.1 million, all of which was paid in cash.
Former YFind employees who became the employees of the Company were granted 219,782 restricted stock units (“RSUs”) and 51,900 stock options under the Company's Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan"). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards of $3.6 million will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses of up to $0.4 million to certain former YFind employees who became employees of the Company, over a two year period from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the third quarter of 2013, the Company recorded compensation costs of $0.7 million in research and development expenses associated with the equity awards and the retention bonuses. Acquisition-related costs of $0.2 million are included in general and administrative expenses.
The preliminary fair value estimates for the assets acquired and liabilities assumed were performed during the third quarter of 2013. The fair values were based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the closing date). The primary areas of the purchase price that are not yet finalized are related to the fair values of the intangible assets acquired, certain income taxes and residual goodwill.
The preliminary purchase allocation for YFind is summarized as follows (in thousands):

Fair Value
Cash and cash equivalents	$257
Other tangible assets	8
In-process research and development	6,000
Goodwill	914
Noncurrent deferred tax liabilities	(1,020)
Other liabilities assumed	(21)
Total purchase consideration	$6,138
Pro forma results of operations for the YFind acquisition have not been presented because they are not material to the condensed consolidated statements of operations.

NOTE 5—BALANCE SHEET INFORMATION
The following tables provide details of selected condensed consolidated balance sheet items:
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Computer hardware	$6,392	$3,413
Computer software	2,328	2,075
Machinery, equipment, and tooling	8,596	6,818
Furniture and fixtures	1,546	1,427
Leasehold improvements	2,879	2,270
Total property and equipment, gross	21,741	16,003
Less: accumulated depreciation and amortization	(10,702)	(7,044)
Property and equipment, net	$11,039	$8,959
Expense related to depreciation and amortization of property and equipment was $1.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $3.7 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
September 30, 2013:
Purchased technology	$6,600	$(2,599)	$4,001	3.0 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,599)	$10,001
December 31, 2012:
Purchased technology	$6,600	$(1,609)	$4,991	3.8 years
On July 18, 2013, the Company recorded the preliminary fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. On October 12, 2011, the Company recorded the fair value of purchased technology of $6.6 million related to the acquisition of certain assets from IntelliNet Technologies, Inc.
Amortization expense was $0.3 million for the three months ended September 30, 2013 and 2012 and $1.0 million for the nine months ended September 30, 2013 and 2012. Amortization expense is included as a component of cost of revenue in the accompanying condensed consolidated statements of operations.
Estimated future amortization of intangible assets eligible for amortization at September 30, 2013, was as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining three months)	$330
2014	1,320
2015	1,320
2016	1,031
Total amortization	$4,001
The Company had goodwill of $9.9 million and $9.0 million as of September 30, 2013 and December 31, 2012, respectively. No impairment has been recognized related to the goodwill balances.
Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Product	$18,127	$27,831
Service	17,483	12,655
Total deferred revenue	$35,610	$40,486
Reported as:
Current	$28,909	$36,613
Noncurrent	6,701	3,873
Total deferred revenue	$35,610	$40,486
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue represents support contracts billed in advance and revenue is recognized ratably over the support period, typically one to five years.
As of December 31, 2012, the Company deferred $5.2 million in revenue related to a service provider for future products. During the three and nine months ended September 30, 2013, the Company recognized $2.6 million and $5.2 million, respectively, of the deferred product revenue with no related cost of product as the rights to future products expired unused by the service provider.

NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Beijing, China, Taipei, Taiwan, and Bangalore, India, and are leased under non-cancellable operating lease arrangements.
Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining three months)	$714
2014	3,903
2015	3,058
2016	2,352
2017	2,285
Thereafter	12,266
Total	$24,578
Litigation—From time to time, the Company is or may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business.
NETGEAR v. Ruckus Wireless. In November 2010, NETGEAR, Inc. (“NETGEAR”) filed a lawsuit against the Company in the U.S. District Court, District of Delaware, claiming the infringement of five patents that were acquired by NETGEAR in August 2010 from an entity in the business of licensing intellectual property. The suit seeks damages, injunctive relief, and other remedies. The Company later filed a motion to transfer venue to the U.S. District Court, Northern District of California, where the Company already had a pending patent infringement suit against NETGEAR claiming the infringement of two of the Company’s patents originating from inventions conceived by the Company. The Company’s motion to transfer venue was denied, although proceedings in the Company’s suit against NETGEAR are still on-going. A jury trial in the U.S. District Court, District of Delaware began on October 22, 2013 in NETGEAR’s suit against the Company. As of the date of the filing of this Form 10-Q, no verdict has been reached by the jury in that suit. It is too early to reasonably estimate the financial impact, if any, to the Company as a result of these matters.
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
Purchase Commitments—As of September 30, 2013, the Company had current purchase commitments of $5.6 million for inventory and specific contracted services.
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
The Company has not recorded any liabilities for these agreements as of September 30, 2013 and December 31, 2012.
Warranties—The Company offers a limited lifetime hardware warranty on its indoor wireless local area network ("LAN") products and a limited warranty for all other products for a period of up to 1 year for hardware and 90 days for software. The Company estimates the costs that may be incurred under its limited or limited lifetime warranty and records a liability for products sold as a charge to cost of revenue. Estimates of future warranty costs are largely based on historical experience of product failure rates and materials used in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning warranty liability	$751	$678	$725	$489
Changes in existing warranty	10	(86)	(14)	(254)
Warranty expense	215	340	506	883
Obligations fulfilled	(172)	(136)	(413)	(322)
Ending warranty liability	$804	$796	$804	$796

NOTE 7—EQUITY AWARD PLANS
Stock Option and Restricted Stock Unit Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity (in thousands, except per share amounts and years):

		Common Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	6,961	24,400	$2.82	7.7	$480,878
Additional shares reserved for issuance	3,708
RSUs granted	(620)	—
RSUs forfeited	32	—
Options granted	(521)	521	17.98
Options exercised	—	(4,071)	1.23
Options forfeited	555	(555)	5.02
Shares repurchased	1	—	—
Balance, September 30, 2013	10,116	20,295	$3.47	7.3	$272,411
Options vested and expected to vest, September 30, 2013		19,648	$3.38	7.2	$265,414
Options exercisable, September 30, 2013		11,323	$1.93	6.5	$168,715
The weighted average grant date fair value per share of stock options was approximately $8.33 and $4.66 for the three months ended September 30, 2013 and 2012, respectively, and $11.22 and $3.54 for the nine months ended September 30, 2013 and 2012, respectively.
The total intrinsic value of options exercised was approximately $24.9 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $50.5 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. The aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock, prior to the IPO, or the closing stock price of the Company's common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.
The 2012 Plan provides for the granting of RSUs to employees, directors, and consultants. During the first quarter of 2013, the Company began granting RSUs to employees. RSUs granted under the 2012 Plan vest over the periods determined by the board of directors, generally two to four years, beginning from the vesting commencement date.

The following table summarizes the restricted stock units outstanding (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	—	$—	—	$—
RSUs granted	620	17.65
RSUs vested	—	—
RSUs forfeited	(32)	15.51
Balance, September 30, 2013	588	$17.77	1.5	$9,897
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
Employee Stock Options
The following table summarizes the weighted average assumptions relating to our stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	68.4%	72.2%	69.6%	68.8%
Expected term (years)	6.08	6.03	6.05	6.03
Risk-free interest rate	1.71%	0.87%	1.34%	1.00%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan
There were no stock purchase rights granted under the ESPP during the three months ended September 30, 2013 and the three and nine months ended September 30, 2012. The following table summarizes the weighted average assumptions relating to our ESPP:

Nine Months Ended September 30,
2013
Volatility	57.6%
Expected term (years)	0.50
Risk-free interest rate	0.11%
Dividend yield	—

Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, RSUs, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$193	$84	$575	$137
Research and development	1,994	748	4,772	1,505
Sales and marketing	1,223	552	3,410	1,110
General and administrative	1,476	1,018	4,472	2,528
Total stock-based compensation	4,886	2,402	13,229	5,280
Tax benefit from stock-based compensation	(289)	—	(469)	—
Total stock-based compensation, net of tax effect	$4,597	$2,402	$12,760	$5,280
The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$3,183	$2,402	$9,332	$5,280
Restricted stock units	1,252	—	2,116	—
Employee stock purchase plan	451	—	1,781	—
Total stock-based compensation	4,886	2,402	13,229	5,280
Tax benefit from stock-based compensation	(289)	—	(469)	—
Total stock-based compensation, net of tax effect	$4,597	$2,402	$12,760	$5,280
For the three months ended September 30, 2013, the Company recognized $0.4 million in stock-based compensation related to the cash settlement of equity awards held by former YFind employees.
At September 30, 2013, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $33.4 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.3 years.

NOTE 8—COMMON STOCK WARRANTS
During the nine months ended September 30, 2013, warrants to purchase 295,748 shares of common stock were exercised into 278,021 shares of common stock in accordance with the net cashless exercise feature as provided under the original warrant agreements. As of September 30, 2013, no common stock warrants remained outstanding.

NOTE 9—EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Numerator:
Net income	$57	$5,459	$1,073	$29,832
Less: Undistributed earnings allocated to participating securities	—	(4,261)	—	(22,472)
Net income attributable to common stockholders, basic and diluted	$57	$1,198	$1,073	$7,360
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	77,735	18,477	75,771	18,295
Weighted-average effect of potentially dilutive shares:
Employee stock options	15,017	12,877	17,479	12,310
RSUs and other dilutive securities	27	222	142	192
Diluted	92,779	31,576	93,392	30,797
Net income per share of common stock:
Basic	$0.00	$0.06	$0.01	$0.40
Diluted	$0.00	$0.04	$0.01	$0.24
The following table summarizes the outstanding stock options, RSUs, warrants and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	1,034	7,366	1,050	7,364
RSUs	321	—	323	—
Warrants	—	323	—	323
Redeemable convertible preferred stock	—	47,875	—	47,875
Total	1,355	55,564	1,373	55,562

NOTE 10—INCOME TAXES
The income tax benefit of $0.6 million for the three months ended September 30, 2013 primarily relates to certain stock-based compensation deductions. The tax benefit of $0.5 million for the three months ended September 30, 2012 was primarily due to a reversal of the valuation allowance against deferred tax assets of $0.5 million.

The income tax benefit of $0.9 million for the nine months ended September 30, 2013 primarily relates to certain stock-based compensation deductions and the extension of the R&D credit by Congress in January 2013. The extension of the credit provided a discrete benefit of $0.6 million. These deductions were offset by minor amounts of state and foreign taxes. The tax benefit of $17.8 million for the nine months ended September 30, 2012 was primarily due to a reversal of the valuation allowance against deferred tax assets of $18.0 million, offset by minor amounts of state and foreign taxes.
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

NOTE 11—SEGMENT INFORMATION
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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas:
United States	$31,254	$27,240	$85,233	$64,923
Other Americas	4,283	1,675	9,681	3,224
Total Americas	35,537	28,915	94,914	68,147
APAC:
Japan	6,218	3,658	11,894	22,660
Other APAC	8,548	11,648	32,392	27,884
Total APAC	14,766	15,306	44,286	50,544
EMEA:
United Kingdom	7,102	6,860	20,887	13,971
Other EMEA	11,523	7,503	29,956	19,827
Total EMEA	18,625	14,363	50,843	33,798
Total revenue	$68,928	$58,584	$190,043	$152,489
     As of September 30, 2013, the Company has $8.0 million, $2.8 million and $0.2 million of property and equipment, net located in the United States, APAC, and EMEA, respectively.

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
Our products have been sold to over 30,000 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local government and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
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
As demand for our products from service providers increased, we recognized the need to enable service providers to integrate their Wi-Fi and cellular network infrastructures. We therefore significantly increased our research and development activities to address network integration requirements of service providers. Consistent with that focus, in 2011 we acquired the business of IntelliNet Technologies, Inc., or Intellinet, which increased our ability to manage and control subscriber traffic across Wi-Fi and cellular networks. We launched our SmartCell gateway in the first quarter of 2012 to enable service providers to support and manage our Smart Wi-Fi access points and to serve as a platform for integration of Wi-Fi and other services into the service provider network infrastructure. In the third quarter of 2013, we acquired YFind Technologies Private Limited, or YFind, for its in-process research and development and expertise related to indoor positioning and real-time location-based analytics.
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
Cost of Service Revenue.   Cost of service revenue primarily includes personnel costs, including stock-based compensation, costs associated with fulfilling support obligations and certain allocated costs for facilities and other expenses associated with our global support organization.

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
General and Administrative.  General and administrative expense consists primarily of personnel costs and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal, audit and accounting services, depreciation and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business, incur additional expenses associated with being a publicly traded company and incur legal fees associated with patent litigation matters. Our general and administrative expenses may fluctuate as a percentage of total revenue, depending on the timing of these costs.

Interest Income (Expense)
Interest income consists of interest from our cash, cash equivalents and investments. In 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
Other Expense, net
For the three and nine months ended September 30, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At September 30, 2013, no valuation allowance has been provided against the Company's deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Operations	2013	2012	2013	2012
Revenue:
Product	93.5%	94.3%	93.4%	94.4%
Service	6.5	5.7	6.6	5.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	30.7	32.5	29.8	33.4
Service	3.7	2.4	3.8	2.2
Total cost of revenue	34.4	34.9	33.6	35.6
Gross margin	65.6	65.1	66.4	64.4
Operating expenses:
Research and development	23.6	21.0	23.7	20.0
Sales and marketing	30.6	25.4	30.3	26.1
General and administrative	12.2	9.1	12.2	9.1
Total operating expenses	66.4	55.5	66.2	55.2
Operating margin (loss)	(0.8)	9.6	0.2	9.2
Interest income (expense)	0.1	—	—	(0.3)
Other expense, net	(0.1)	(1.1)	(0.2)	(1.0)
Income (loss) before income taxes	(0.8)	8.5	—	7.9
Income tax benefit	(0.9)	(0.8)	(0.1)	(11.7)
Net income	0.1%	9.3%	0.1%	19.6%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Revenue:
Product	$64,449	$55,263	$9,186	16.6%	$177,424	$143,960	$33,464	23.2%
Service	4,479	3,321	1,158	34.9%	12,619	8,529	4,090	48.0%
Total revenue	$68,928	$58,584	$10,344	17.7%	$190,043	$152,489	$37,554	24.6%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$35,537	$28,915	$6,622	22.9%	$94,914	$68,147	$26,767	39.3%
APAC	14,766	15,306	(540)	(3.5)%	44,286	50,544	(6,258)	(12.4)%
EMEA	18,625	14,363	4,262	29.7%	$50,843	$33,798	$17,045	50.4%
Total revenue	$68,928	$58,584	$10,344	17.7%	$190,043	$152,489	$37,554	24.6%
Product revenue increased by $9.2 million, or 16.6%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was primarily driven by an increase in ZoneFlex product sales to new and existing end-customers. The total number of end-customers increased by approximately 3,000 during the three months ended September 30, 2013, to over 30,000 at September 30, 2013, compared to an increase in new end-customers of approximately 2,700 during the three months ended September 30, 2012, to 18,700 at September 30, 2012.
Product revenue increased by $33.5 million, or 23.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily driven by an increase in ZoneFlex product sales to new and existing end-customers. The total number of end-customers increased by approximately 8,600 during the nine months ended September 30, 2013, to over 30,000 at September 30, 2013, compared to an increase in new end-customers of approximately 7,200 during the nine months ended September 30, 2012. to 18,700 at September 30, 2012.
The increase in service revenue of $1.2 million, or 34.9%, and $4.1 million, or 48.0%, in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012 is primarily related to the increase in PCS sales in connection with the increased sales of our ZoneFlex products and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
The Americas and EMEA contributed to the majority of the revenue increase between the periods. Revenue from Americas and EMEA increased during the three and nine months ended September 30, 2013 primarily due to our investment in increasing the size of our sales force and the number of channel partners in each region focused on selling our ZoneFlex product.
APAC revenues for the three months ended September 30, 2013 decreased slightly between the periods. The decrease in APAC revenues was attributable to the declining growth rate of the Chinese economy and the postponement of wireless infrastructure purchases in India. The decrease in APAC revenues were partially offset by increased sales in Japan, primarily from the recognition of deferred revenue following the expiration of future product rights for a service provider.
APAC revenues for the nine months ended September 30, 2013 decreased between the periods due to a 57.5% decline in revenue attributable to a single service provider. The service provider represented 44.0% of revenue for the APAC region for the nine months ended September 30, 2012. The decrease in revenue attributable to this service provider was expected as the customer completed a significant phase of their wireless rollout in 2012. The decrease in revenue from the single service provider was partially offset by a 23.2% increase in APAC revenues from enterprise and other service provider customers for the nine months ended September 30, 2013. In addition, the Company continued to experience challenging market conditions in China related to the declining growth rate of the Chinese economy during the nine months ended September 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Cost of revenue:
Product	$21,165	$19,034	$2,131	11.2%	$56,660	$50,950	$5,710	11.2%
Service	2,512	1,424	1,088	76.4%	7,246	3,383	3,863	114.2%
Total cost of revenue	$23,677	$20,458	$3,219	15.7%	$63,906	$54,333	$9,573	17.6%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Product gross profit:
Product gross profit	$43,284	$36,229	$7,055	19.5%	$120,764	$93,010	$27,754	29.8%
Product gross margin	67.2%	65.6%			68.1%	64.6%
Service gross profit:
Service gross profit	$1,967	$1,897	$70	3.7%	$5,373	$5,146	$227	4.4%
Service gross margin	43.9%	57.1%			42.6%	60.3%
Total gross profit	$45,251	$38,126	$7,125	18.7%	$126,137	$98,156	$27,981	28.5%
Total gross margin	65.6%	65.1%			66.4%	64.4%
Total gross margin for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 increased 0.5 and 2.0 percentage points, respectively.
For the three months ended September 30, 2013, product gross margin increased by 1.6 percentage points, compared to the three months ended September 30, 2012, due primarily to a 0.2 percentage point increase related to economies of scale and operational efficiencies for our ZoneFlex product line. In addition, we benefited from a non-recurring 1.4 percentage point increase in gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product. For the three months ended September 30, 2013, the decrease of 13.2 percentage points in service gross margin was the result of our investment in personnel and infrastructure in our service operations to manage anticipated growth.
For the nine months ended September 30, 2013, product gross margin increased by 3.5 percentage points, compared to the nine months ended September 30, 2012, due primarily to a 2.5 percentage point increase related to economies of scale and operational efficiencies for our ZoneFlex product line. In addition, we benefited from a non-recurring 1.0 percentage point increase in gross margin related to $5.2 million of product revenue recognized following the expiration of future product rights with no related cost of product. For the nine months ended September 30, 2013, the decrease of 17.7 percentage points in service gross margin was the result of our investment in personnel and infrastructure in our service operations to manage anticipated growth.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Research and development	$16,268	$12,291	$3,977	32.4%	$44,980	$30,478	$14,502	47.6%
% of revenue	23.6%	21.0%			23.7%	20.0%

The $4.0 million increase in research and development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to increases in personnel and related costs of $3.1 million, which included an increase in stock-based compensation of $1.2 million, as we continued to add personnel. We also incurred higher consulting and contractor expense of $0.9 million, primarily for outsourced development work.

The $14.5 million increase in research and development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to increases in personnel and related costs of $10.6 million, which included an increase in stock-based compensation of $3.3 million, as we continued to add personnel. We also incurred higher consulting and contractor expense of $2.4 million, primarily for outsourced development work. We also had higher consumed materials and supplies of $0.9 million and increased allocated overhead, facilities and other engineering costs of $1.6 million, all as a result of our continued investments in enhancing existing products and the development of future product offerings, offset by decreased non-recurring engineering and prototype related costs of $1.0 million.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Sales and marketing	$21,106	$14,872	$6,234	41.9%	$57,522	$39,782	$17,740	44.6%
% of revenue	30.6%	25.4%			30.3%	26.1%
The $6.2 million increase in sales and marketing expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $4.7 million, which included an increase in bonus and commission expenses of $0.7 million related to our increased sales and increased stock-based compensation of $0.7 million. Travel expenses increased $0.7 million due to the increased personnel in the sales organization and the expansion into new sales territories. Facilities and other departmental expenses increased $0.8 million due to increased activity and personnel.
The $17.7 million increase in sales and marketing expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $12.2 million, which included an increase in stock-based compensation of $2.3 million. Travel expenses increased $2.4 million due to the increased personnel in the sales organization and the expansion into new sales territories. Expenses related to sales and marketing programs increased by $1.0 million and allocated overhead, facilities and other departmental expenses increased $2.1 million due to increased activity and personnel.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
General and administrative	$8,410	$5,356	$3,054	57.0%	$23,291	$13,793	$9,498	68.9%
% of revenue	12.2%	9.1%			12.2%	9.1%

The $3.1 million increase in general and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in personnel and related costs of $1.0 million, which included an increase in stock-based compensation of $0.5 million. General and administrative costs also increased due to higher external legal, audit and accounting services of $1.6 million, primarily related to patent litigation matters and increased costs associated with being a public company. Other general expenses also increased $0.5 million, which includes depreciation, facilities and information technology expense.

The $9.5 million increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to an increase in personnel and related costs of $4.7 million, which included an increase in stock-based compensation of $1.9 million. General and administrative costs also increased due to higher external legal, audit and accounting services of $3.0 million, primarily related to patent litigation matters and increased costs associated with being a public company. Bad debt expense increased $0.6 million and other general expenses of $1.2 million including depreciation, facilities and IT expense.

Interest Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Interest income (expense)	$58	$—	$58	100.0%	$140	$(472)	$612	(129.7)%
For the three and nine months ended September 30, 2013, interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
For the nine months ended September 30, 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Other expense, net	$(102)	$(601)	$499	(83.0)%	$(329)	$(1,568)	$1,239	(79.0)%
For the three and nine months ended September 30, 2013, other expense, net consists primarily of fluctuations in the foreign currency exchange rates of our subsidiaries.
For the three and nine months ended September 30, 2012, other expense, net consisted primarily of the change in fair value of our redeemable convertible preferred stock warrant liability. Following our IPO in November 2012, there were no redeemable convertible stock warrants outstanding.
Income Tax Benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change in dollars	Change in percent	2013	2012	Change in dollars	Change in percent
	(dollars in thousands)
Income tax benefit	$(634)	$(453)	$(181)	40.0%	$(918)	$(17,769)	$16,851	-
The income tax benefit of $0.6 million for the three months ended September 30, 2013 primarily relates to certain stock-based compensation deductions. The tax benefit of $0.5 million for the three months ended September 30, 2012 was primarily due to a reversal of the valuation allowance against deferred tax assets of $0.5 million.
The income tax benefit of $0.9 million for the nine months ended September 30, 2013 primarily relates to certain stock-based compensation deductions and the extension of the R&D credit by Congress in January 2013. The extension of the credit provided a discrete benefit of $0.6 million. These deductions were offset by minor amounts of state and foreign taxes. The tax benefit of $17.8 million for the nine months ended September 30, 2012 was primarily due to a reversal of the valuation allowance against deferred tax assets of $18.0 million, offset by minor amounts of state and foreign taxes.

Liquidity and Capital Resources

	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$70,653	$133,386
Short-term investments	69,019	—
	$139,672	$133,386

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$19,406	$23,382
Net cash used in investing activities	(87,783)	(7,865)
Net cash provided by financing activities	5,644	10,573
Net increase (decrease) in cash and cash equivalents	$(62,733)	$26,090
We had cash, cash equivalents and short-term investments of $139.7 million at September 30, 2013. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds and commercial paper. As of September 30, 2013, $1.8 million of cash and cash equivalents was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We generated $19.4 million of cash from operating activities during the nine months ended September 30, 2013 resulting from our net income of $1.1 million, non-cash net charges of $17.4 million and slight changes in our net operating assets and liabilities of $0.9 million. The non-cash net charges consisted primarily of stock-based compensation of $12.8 million, depreciation and amortization of $4.7 million, partially offset by the change in deferred income taxes of $1.5 million, due to the retroactive benefit related to the extension of the Federal research credit.
We generated $23.4 million of cash from operating activities during the nine months ended September 30, 2012 resulting from our net income of $29.8 million, slight changes in our net operating assets and liabilities of $1.1 million, offset in part by non-cash net benefits of $7.5 million. The non-cash net benefits consisted primarily of the release of our valuation allowance for deferred income taxes of $18.0 million, partially offset by non-cash charges consisting mainly of stock-based compensation of $5.3 million and depreciation and amortization of $3.5 million.
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
Cash used in investing activities during the nine months ended September 30, 2013 was $87.8 million, of which $69.8 million related to purchase of investments, $5.9 million related to our acquisition of YFind, net of cash acquired, $5.9 million related to purchase of property and equipment, $5.0 million related to an increase in restricted cash and $1.0 million related to a partial payment on future consideration for the purchase of IntelliNet.
Cash used in investing activities during the nine months ended September 30, 2012 was $7.9 million, of which $5.9 million related to purchases of property and equipment, $1.0 million was a partial payment on future consideration for the purchase of IntelliNet and $1.0 million related to refundable deposits on new facility leases.

Financing Activities

Our financing activities have consisted of the issuance of common stock from the employee stock purchase program and upon exercise of employee stock options.

Cash generated in financing activities during the nine months ended September 30, 2013 was $5.6 million, of which $5.0 million related to proceeds from exercise of stock options and $1.5 million related to proceeds from the employee stock purchase plan, partially offset by $0.8 million related to the payment of offering costs related to our IPO.

Cash generated in financing activities during the nine months ended September 30, 2012 was $10.6 million, primarily from the sale of $25.0 million of our Series G preferred stock financing, offset in part by repayment of $13.6 million under our credit facilities and deferred offering costs of $1.1 million related to the Company’s initial public offering.
Off-Balance Sheet Arrangements
Through September 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $139.7 million and $133.4 million as of September 30, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2013, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 6 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The risks factors set forth below are unchanged substantively at September 30, 2013 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013, other than those designated by an asterisk “*”.
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
Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.*
In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions or other factors may impact some of our customers' ability to pay their accounts payables, including customers who are unable to collect or experience delays in payment from their own customers. We derive a significant portion of our revenue through distributors and in many cases sales in one or more countries or regions are via a single distributor, which can result in a concentrated credit risk if such country or region has experienced active sales. A majority of our accounts receivable balance as of September 30, 2013 was due from international distributors. While we monitor these situations carefully and take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results.
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
We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2013, and years ended December 31, 2012 and 2011, 55%, 57% and 65% of our revenue, respectively, was attributable to our international customers. As of September 30, 2013, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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

Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $10.24 and as high as $26.50 through October 25, 2013. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
Insiders continue to have substantial influence over us, which could limit a stockholder's ability to affect the outcome of key transactions, including a change of control.*
As of September 30, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, will beneficially own approximately 29.8% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to Emerging Growth Companies could make our common stock less attractive to investors. We will lose our status as an “Emerging Growth Company” at the end of 2013.*
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Based on the market value of our common stock held by non-affiliates as of June 28, 2013, we will cease to be an “emerging growth company” at the end of our 2013 fiscal year.
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

We are in the costly and challenging process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management's report on the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

None.

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

RUCKUS WIRELESS, INC.

Date: October 30, 2013	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: October 30, 2013	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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