Form 10-K
period 2013-12-31
RUCKUS WIRELESS INC
filed 2014-03-03
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes   ☐    No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $723.3 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
On February 24, 2014, 81,257,421 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from the definitive proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Annual Report on Form 10-K are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to sell our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part I, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
ITEM 1.        BUSINESS
Overview
Ruckus Wireless, Inc. (“Ruckus” or “we” or “the Company”) is a leading provider of carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include gateways, wireless local area network, or WLAN, controllers and high performance access points. These products incorporate our patented and proprietary technologies, such as Smart-Radio, Smart QoS, Smart Scale and Smart Mesh, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
Technology
Our core Smart Wi-Fi technologies include:
Smart Radio—Our Smart Radio is a set of advanced hardware and software capabilities that automatically adjust Wi-Fi signals to constantly changing environmental conditions. This adaptability results in greater wireless coverage, carrier-class reliability and higher levels of system performance, all without any manual tuning. The fundamental foundation of the Ruckus Smart Radio technology is BeamFlex™, a patented smart antenna system that makes Wi-Fi signals stronger by focusing radio frequency energy only where it's needed while dynamically steering signals in directions that yield the highest possible throughput for each receiving device. Another key component to the Ruckus Smart Radio technology is ChannelFly, a performance optimization capability that automatically determines which radio frequencies or channels will deliver the greatest network throughput based on actual observed capacity, a key benefit for high-density, noisy Wi-Fi environments.
Smart QoS—Our Smart QoS is a sophisticated software technology that manages traffic load to enhance the user experience. Smart QoS was developed to handle the increasing volumes of latency-sensitive multimedia traffic such as voice over IP and streaming IP-based video traffic. Smart QoS automatically prioritizes different traffic types through intelligent heuristics that classify, prioritize and schedule traffic for transmission over our adaptive antenna arrays. Smart QoS employs advanced queuing techniques and dedicated software queues on a per device basis to ensure fairness and optimize overall system performance. Smart QoS also includes advanced Wi-Fi techniques such as band steering, rate limiting, client load balancing and airtime fairness, all of which operate automatically and transparently to customers and their users.
Smart Mesh—Our Smart Mesh is carrier-class software technology that uses advanced self-organizing network principles to create highly resilient, high-speed Wi-Fi backbone links between Ruckus Smart Wi-Fi access points. Smart Mesh simplifies the deployment of both service provider and enterprise wireless networks by reducing cumbersome radio planning and costly cabling needed to reliably connect every Wi-Fi access point. Smart Mesh automatically establishes wireless connections between individual access points using patented smart antenna technology and self-heals in the event of a failed link. Smart Mesh gives service providers the ability to lower capital expenditures typically associated with traditional fixed-line backhaul, providing flexibility to deploy infrastructure assets where needed with the assurance that both cellular and Wi-Fi traffic can be reliably and cost effectively backhauled.
Smart Scale—Our Smart Scale uses advanced highly scalable big data information management techniques to enable the support of hundreds of thousands to millions of client devices and analytical usage and location data across Ruckus Smart Wi-Fi networks. Smart Scale employs carrier-class intelligent data distribution techniques to extend client information, statistics and other vital user information across any number of nodes within the system without a single point of failure and with linear scalability. Smart Scale is incorporated in our purpose-built hardware and software, making it capable of supporting hundreds of thousands of access points and user session workloads at the scale required by service providers.
Products and Services
Our Smart Wi-Fi solutions are marketed under the SmartCell Gateway, ZoneDirector, ZoneFlex and FlexMaster brands and include a full range of indoor and outdoor access points, or APs, long range point-to-point and point-to-multipoint bridges, WLAN controllers, network management software and gateway systems with integrated advanced wireless software.
The following is a description of our hardware products organized alphabetically by product family:
SmartCell Gateway—Our SmartCell Gateway is a carrier-class platform designed to be deployed at the edge of service provider networks to support and manage Ruckus Smart Wi-Fi APs and to serve as a platform for integration of Wi-Fi and other services into service provider network infrastructure. Our SmartCell Gateway is also designed to be vendor-agnostic and can control third-party APs. Our SmartCell Gateway provides standard-based interfaces into existing and future mobile networks to simplify integration. As a highly scalable platform architecture capable of managing hundreds of thousands of access points and millions of clients, the SmartCell Gateway also functions as a modular service delivery platform for introducing value-added capabilities, such as user and location-based analytics.

SmartCell Access Point—Our SmartCell access point addresses the capacity and density needs of service providers deploying networks within urban environments. SmartCell APs employ modular multimode architecture to enable service providers to deploy Wi-Fi, 3G/4G small cell cellular technology and Wi-Fi mesh backhaul within a single device. This gives operators the ability to easily enhance and extend their macro cellular networks, by injecting much needed capacity into high traffic user environments and with the flexibility to deploy Wi-Fi with Smart Mesh backhaul today and upgrade to Wi-Fi with 3G/LTE when and where desired without any mounting or backhaul changes.
ZoneDirector Smart WLAN Controllers—Our family of Smart Wi-Fi controllers streamlines the configuration and management of Ruckus Smart Wi-Fi access points. Our ZoneDirectors can be deployed onsite or remotely and include different models to serve small, medium and large-scale end-customers requiring from six to 1,000 access points. ZoneDirectors are typically deployed in a distributed forwarding architecture, eliminating the need to send all wireless traffic through the system. This mitigates any potential bottlenecks or any single point of failure. If customer requirements dictate, all wireless traffic can be tunneled to the ZoneDirector. Our ZoneFlex software on all of our ZoneDirector Smart WLAN controllers uses a highly intuitive web-based graphical user interface to make configuration and administration extremely simple. This software includes a variety of advanced capabilities such as adaptive meshing, integrated client performance tools, extensive authentication support, simplified guest access and user policy, wireless intrusion prevention, automatic traffic redirection, integrated Wi-Fi client performance tools and robust network management.
ZoneFlex Indoor Smart Wi-Fi Products—Most ZoneFlex access points incorporate patented BeamFlex adaptive antenna array technology to deliver robust Wi-Fi performance, reliability and capacity. These devices support multiple virtual WLANs, Wi-Fi encryption and advanced traffic handling. ZoneFlex APs leverage our Smart Radio technology to extend signal range, automatically mitigate interference within unlicensed radio frequency by intelligently switching each Wi-Fi transmission, on a per packet basis, over the fastest available signal path. This allows customers and end-customers to deploy fewer APs for any particular coverage area. Flexible deployment options allow our Smart Wi-Fi access points to be installed as stand-alone APs or to be centrally managed through our ZoneDirector or SmartCell Gateway platforms. Within a centrally managed architecture, end-customers can extend their wireless networks through the use of our Smart Mesh technology minimizing the traditional requirement to run Ethernet cabling to locations where running Ethernet cabling is not possible or is cost prohibitive.
ZoneFlex Outdoor Smart Wi-Fi Products—Our high-capacity ZoneFlex outdoor Smart Wi-Fi access points and point-to-point and multipoint bridges can be deployed as stand-alone APs or be centrally managed through our ZoneDirector or SmartCell Gateway platforms. If no Ethernet cabling or broadband backhaul is available, our outdoor access points mesh with adjacent nodes leveraging our Smart Mesh technology. This gives end-customers cost advantages and deployment flexibility.
In addition to our hardware products, we also sell the following software products and support and maintenance services:
FlexMaster—FlexMaster is a software-based Wi-Fi management service platform used by enterprises and service providers to monitor and administrate large-scale Wi-Fi networks. FlexMaster provides configuration, fault detection, audit, performance management and optimization of remote Ruckus access points or WLAN controllers. It offers a single point for management and a number of automated and customized utilities, such as an intuitive dashboard. FlexMaster is designed to operate with existing operational support systems and features tiered administration to provide managed WLAN or cloud-based wireless services.
Support and Maintenance—We offer technical support and maintenance programs that encompass hardware, software, bug fixes, and access to future software updates on a when-and-if available basis. We offer Partner Support and End User Support through our technical support engineers and through our network of certified value-added resellers and distributors, which we refer to as our channel partners. For Partner Support, our certified channel partners typically deliver level-one and level-two support and we provide level-three support. For End User Support, we provide all support direct to the end user. For Partner Support and End User Support, we provide expedited replacement for any defective gateway or controller. Expedited replacement can also be separately purchased for APs. We use a third-party logistics provider to manage our worldwide deployment of replacement products. Support and maintenance services are provided 24 hours a day, seven days a week through regional support centers that are located worldwide. These services are typically sold to channel partners and to end-customers for one to five year terms at the time of the initial product sale and may be renewed for successive periods.
Segment Information
We operate in one industry segment selling gateways, controllers, and access points along with related software and services. Financial information about our operating segment and geographic areas is presented in Note 14 of Notes to Consolidated Financial Statements.
Backlog
In our experience, the actual amount of backlog at any particular time is not a meaningful indication of our future business prospects because, we allow customers to cancel or change orders with limited advance notice prior to shipment or performance, product revenues from stocking distributors does not coincide with shipments, services are for multiple years, and a significant percentage of revenue is derived from orders received and shipped in the same quarter.

Customers
We sell our products to a broad range of service providers and enterprises globally. Ruckus has now sold our products to over 33,000 end-customers worldwide, adding over 11,000 new end-customers during the year ended December 31, 2013. We generally sell to service providers and enterprises through a worldwide network of channel partners and systems integrators. Our enterprise end-customers are typically mid-sized organizations in a variety of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local governments and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
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
Research and Development
We have invested significant time and financial resources in the development of our ZoneFlex, SmartCell and other product lines and believe that continued investment in research and development is critical to our ongoing success. Our engineering group is located in research and design centers in California, Taiwan, China, Singapore and India. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.
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
We perform some warehousing and delivery of products sold within the United States from our headquarters in Sunnyvale, California. We also outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance for our products at our facilities around the world.
Competition
The market for wireless products is highly competitive and continually evolving.
Our competitors fall into three primary categories:

•	large telecommunications and networking equipment vendors, such as Cisco Systems and Ericsson;

•	diversified technology companies, such as Hewlett-Packard and Motorola, that offer wireless products; and

•	enterprise Wi-Fi companies, such as Aruba Networks, that offer products and services that compete with some of our products and capabilities.
The principal competitive factors in our market include:
•product features, reliability and performance;

•	scalability of products;
•price and total cost of ownership;

•	ability to integrate with other technology infrastructures;

•	breadth of product offerings;

•	brand awareness and reputation;

•	incumbency of current provider, either for Wi-Fi products or other products; and

•	strength and scale of sales and marketing efforts, professional services and customer support.
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
We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States, focusing our patent, trademark, copyright and trade secret protection primarily in the United States, China, Taiwan and Europe. We actively seek patent protection covering inventions originating from the Company. As of December 31, 2013 we have a portfolio of over 90 patents awarded by the United States Patent and Trademark Office and other patent offices around the world, as well as a number of pending patent applications, which cover a wide range of Wi-Fi innovations. We currently have trademark applications and registrations in the United States and other countries, including the US Registered Trademark RUCKUS WIRELESS.
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
Employees
As of December 31, 2013, we had 824 employees, 398 of whom were primarily engaged in research and development, 288 of whom were primarily engaged in sales and marketing and 138 of whom were primarily engaged in providing customer support, operations and administration and finance services. As of December 31, 2013, 453 of these employees are located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Until the end of 2013, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Based on the aggregate market value of the out common stock held by non-affiliates as of June 28, 2013, the Company meets the criteria for a large accelerated filer. Beginning with this Annual Report on Form 10-K, we are no longer exempt, as an “emerging growth company,” from various reporting requirements applicable to other public companies, however through a permitted transition period until the third anniversary of our initial public offering, we may still choose to take advantage of the exemption from the requirements of holding a nonbinding advisory vote on executive compensation.

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
There is no guarantee that service providers and enterprises will continue to utilize Wi-Fi technology, that use of Wi-Fi-enabled mobile devices will continue to increase or that Wi-Fi will continue to be the preferred connectivity option for the uses described above. There is also no guarantee that service providers and enterprises will understand the benefits we believe that our Smart Wi-Fi solutions provide. If another technology were found to be superior to Wi-Fi by service providers or enterprises, it would have a material adverse effect on our business, operating results and financial condition. As a result, demand for our products may not continue to develop as we anticipate, or at all.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. This is particularly true of our sales to service providers, whose purchases are generally larger than those of our enterprise customers, causing greater variation in our results based on when service providers take delivery of our products.
In addition, our budgeted expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue is difficult and takes time, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin and operating results for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including changing economic environments in the U.S., Europe, China and other regions, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations in certain enterprise sectors such as hospitality and education, where end-customers place orders most heavily in the second and third quarters;

•	the inherent complexity, length and associated unpredictability of our sales cycles for our products and services, particularly with respect to sales to service providers;

•	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;

•	technical challenges in service providers’ overall networks, unrelated to our products, which could delay adoption and installation of our products;

•	changing market conditions, including current and potential service provider consolidation;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	variation in sales channels, product costs or mix of products sold;

•	our contract manufacturers and component suppliers’ ability to meet our product demand forecasts at acceptable prices, or at all;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements;

•	our ability to successfully expand the suite of products we sell to existing customers;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	the timing of litigation matters or disputes and any resulting settlements or judgments;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities; and

•	general economic or political conditions in our domestic and international markets, in particular the restricted credit environment impacting the credit of our customers.
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
Our large end-customers, particularly service providers, have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in lower revenues and gross margins from such end-customers. The loss of a single large end-customer could adversely affect our business.
Many of our end-customers are service providers or larger enterprises that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These end-customers may require us to develop additional product features, may require penalties for non-performance of certain obligations, such as delivery, outages or response time, and may have multi-vendor strategies. The leverage held by these large end-customers could result in lower revenues and gross margins. The loss of a single large end-customer could materially harm our business and operating results.
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
Our competitors include Cisco Systems, Ericsson, Hewlett-Packard, Motorola and Aruba Networks. We expect competition to continue to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenues and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.

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
During 2012, we remediated the previously identified material weakness. As of December 31, 2013, there were no material weaknesses. However, we cannot be certain that material weaknesses will not be discovered in the future. If material weaknesses occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.
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
These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, as a result of fluctuating global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers. It is time-consuming and costly and could be impractical to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
Beginning in 2014, pursuant to the Dodd-Frank Act, we must adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational challenges if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.
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
Our products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential end-customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end-customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end-customers may not purchase our products, which would harm our business, operating results and financial condition.
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
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies are uncertain or volatile, or if they deteriorate, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively impact our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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
If our assumptions or judgments relating to our critical accounting policies change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, inventory, valuation of goodwill, intangible assets, income taxes, stock-based compensation and warranties.
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
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments.
Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including money market funds, corporate bonds and commercial paper. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents or investments will not occur. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents and investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and investments, which may affect our ability to fund future obligations. Further, if there is a U.S. and global political, credit and financial market crisis, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer software or system errors or viruses, or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, and many of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our products. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ or manufacturers’ operations or the economy as a whole. We also rely on information technology systems to operate our business and to communicate among our workforce and with third parties. For example, we use business management and communication software products provided by third parties, such as Microsoft Online, SAP and salesforce.com, and security flaws or outages in such products would adversely affect our operations. Any disruption to these systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
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
We are considering reorganizing our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This proposed corporate structure may result in a reduction in our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This proposed corporate structure may also allow us to achieve financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the intended structure is not accepted by the applicable taxing authorities or changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the proposed structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the proposed structure and our future financial condition and results of operations may be negatively impacted.
Risks Related to Our International Operations
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenues from customers outside the United States. For the years ended December 31, 2013, 2012 and 2011, 55%, 57% and 65% of our revenue, respectively, was attributable to our international customers. As of December 31, 2013, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.

As we expand the marketing, selling, and supporting of our products and services internationally, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended payment or warranty terms. To the extent that we may enter into contracts with our international customers in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely impacted. International operations are subject to other inherent risks and our future results could be adversely affected by a number of factors, including:

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

•	improper or illegal activities of third party agents or consultants purporting to act on our behalf;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
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
We expect to continue to sell our products in certain geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. We may not be successful in developing and managing such channels, in further penetrating certain geographic regions, or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
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
In many foreign countries where we operate, particularly in countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. In contrast, we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws. Although we have not conducted formal FCPA compliance training, we are in the process of devising a training schedule for certain of our employees, agents and partners. Nevertheless, there can be no assurance that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of the FCPA or our policies for which we may be ultimately held responsible. As a result of our rapid growth, our infrastructure to identify FCPA matters and monitor compliance is developing. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. We may also face collateral consequences such as debarment and the loss of our export privileges.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or solutions or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations.
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, we are subject to claims and litigation brought by patent assertion companies and other non-practicing entities who have no relevant products or revenues and against whom our patents provide no deterrence. Such claims distract resources and require us to incur significant litigation expenses to defend or to pay significant sums in settlement to avoid the costs of litigation even when such claims are not meritorious. Furthermore, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In addition to incurring litigation and settlement costs, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
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
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties, including previous employees that misappropriate our proprietary information upon departure from our company. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $10.24 and as high as $26.50 through December 31, 2013. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, including our officers, directors and other holders of a significant percentage of our shares;

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
Insiders continue to have substantial influence over us, which could limit a stockholder's ability to affect the outcome of key transactions, including a change of control.
As of December 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 23.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
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
As part of our business strategy, we may continue to make investments in complementary companies, products or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete significant acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.
We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

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

Until the end of 2013, we were an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to us could make our common stock less attractive to investors.
Until the end of 2013, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012. As an “emerging growth company,” we were able to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Through a permitted transition period until the third anniversary of our initial public offering, we may still choose to take advantage of the exemption from the requirement of holding a nonbinding advisory vote on executive compensation.
We cannot predict if investors will find our common stock less attractive given that we have chosen to rely on the exemptions available to “emerging growth companies” in the past, and may continue to do so through the transition period as permitted. If some investors find our common stock less attractive as a result of any choices to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investor confidence in our company may be adversely effected and, as a result, the value of our common stock may decline.
If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to attest that to management’s report on the effectiveness of our internal controls or determine we have a material weakness in our internal controls, as required by Section 404 of the Sarbanes-Oxley Act, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock may be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. We may not attract sufficient research coverage or maintain coverage of analysts that currently publish reports regarding our business. Additionally, the analysts who publish information about our common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
Our headquarters currently occupy approximately 95,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2022. We also maintain two additional facilities in Sunnyvale, California totaling 40,000 square feet used for marketing purposes and for research and development testing. Our main international offices are in China, India, Taiwan, Singapore and the United Kingdom. We believe that these facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Holders of Record
As of December 31, 2013 there were approximately 268 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

Year Ended December 31, 2012	High	Low
Fourth Quarter (from November 16, 2012)	$23.38	$12.25
Year Ended December 31, 2013
First Quarter	$26.50	$18.24
Second Quarter	$21.25	$10.24
Third Quarter	$17.73	$12.50
Fourth Quarter	$18.58	$12.30
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
This graph compares, for the period ended December 31, 2013, the cumulative total return on our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes $100 was invested on November 16, 2012, in the common stock of Ruckus Wireless, Inc., the NYSE Composite Index and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	11/16/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Ruckus Wireless, Inc.	$100.00	$150.20	$140.00	$85.40	$112.20	$94.67
NYSE Comp	$100.00	$106.45	$114.82	$114.89	$121.30	$131.13
NYSE Arca Tech 100	$100.00	$107.25	$118.30	$119.69	$130.48	$143.98
Recent Sales of Unregistered Securities
(a) On January 28, 2013, we issued an aggregate of 127,031 shares of our common stock to SVB Financial Group, pursuant to the cashless exercise of warrants dated September 30, 2008, December 18, 2008 and September 27, 2011. The warrants were exercisable for an aggregate of 134,880 shares of common stock and had exercise prices of $0.43, $1.82 and $2.05 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 7,849 shares pursuant to the operation of the cashless exercise provisions in the warrants.
(b) On May 6, 2013, we issued an aggregate of 150,990 shares of our common stock to TriplePoint Capital, pursuant to the cashless exercise of warrants dated February 6, 2006. The warrants were exercisable for an aggregate of 160,868 shares of common stock and had exercise prices of $1.15 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 9,878 shares pursuant to the operation of the cashless exercise provisions in the warrants.
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

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for fiscal 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from audited financial statements not included in this report. The consolidated statements of operations data for the year ended December 31, 2009 as well as the consolidated balance sheet data as of December 31, 2009, are derived from unaudited consolidated financial statements that are not included in this report.
Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2013	2012	2011	2010	2009
					(unaudited)
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Product	$245,935	$201,913	$114,684	$73,108	$43,190
Service	17,132	12,740	5,339	2,381	1,169
Total revenue	263,067	214,653	120,023	75,489	44,359
Cost of revenue:
Product	78,344	70,478	44,705	34,039	22,772
Service	9,844	5,306	2,502	1,705	1,105
Total cost of revenue	88,188	75,784	47,207	35,744	23,877
Gross profit	174,879	138,869	72,816	39,745	20,482
Operating expenses:
Research and development	61,783	43,821	24,892	19,256	14,247
Sales and marketing	79,185	56,209	32,659	19,185	11,188
General and administrative	33,752	20,237	8,524	4,231	3,606
Total operating expenses	174,720	120,267	66,075	42,672	29,041
Operating income (loss)	159	18,602	6,741	(2,927)	(8,559)
Interest income (expense)	187	(472)	(1,025)	(1,011)	(1,125)
Other expense, net	(456)	(3,664)	(1,215)	(290)	(263)
Income (loss) before income taxes	(110)	14,466	4,501	(4,228)	(9,947)
Income tax expense (benefit)	(1,899)	(17,238)	315	176	39
Net income (loss)	$1,789	$31,704	$4,186	$(4,404)	$(9,986)
Net income (loss) attributable to common stockholders	$1,789	$9,036	$379	$(4,404)	$(9,986)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.36	$0.02	$(0.30)	$(0.76)
Diluted	$0.02	$0.24	$0.02	$(0.30)	$(0.76)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	76,744	24,847	15,584	14,498	13,116
Diluted	93,361	37,775	23,269	14,498	13,116

Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
					(unaudited)
	(in thousands)
Cost of revenue	$818	$243	$148	$82	$65
Research and development	6,738	2,409	1,055	468	327
Sales and marketing	4,922	1,787	471	242	149
General and administrative	6,637	4,012	594	421	250
Total stock-based compensation expense	$19,115	$8,451	$2,268	$1,213	$791

	As of December 31,
	2013	2012	2011	2010	2009
					(unaudited)
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$91,282	$133,386	$11,200	$1,891	$10,597
Working capital (deficit)	160,435	141,093	(2,927)	4,418	9,648
Total assets	283,222	243,839	65,690	29,790	28,133
Deferred revenue, current and long term	40,237	40,486	17,181	10,280	10,494
Redeemable convertible preferred stock(1)	—	—	51,257	51,257	50,919
Total stockholders’ equity (deficit)(1)	203,849	170,211	(44,743)	(54,835)	(51,702)

(1) The outstanding redeemable convertible preferred stock converted to common shares following the close of the Company's initial public offering.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” and in other parts of this report.
Overview
Ruckus is a leading provider of carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include gateways, WLAN controllers and high performance access points. These products incorporate our patented and proprietary technologies, such as Smart-Radio, Smart QoS, Smart Scale and Smart Mesh, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
Our products have been sold to over 33,000 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local governments and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
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
As demand for our products from service providers increased, we recognized the need to enable service providers to integrate their Wi-Fi and cellular network infrastructures. Therefore, we significantly increased our research and development activities to address network integration requirements of service providers. Consistent with that focus, in 2011 we acquired the business of IntelliNet Technologies, Inc., or IntelliNet, which increased our ability to manage and control subscriber traffic across Wi-Fi and cellular networks. We launched our SmartCell gateway in the first quarter of 2012 to enable service providers to support and manage our Smart Wi-Fi access points and to serve as a platform for integration of Wi-Fi and other services into the service provider network infrastructure. In the third quarter of 2013, we acquired YFind Technologies Private Limited, or YFind, for its in-process research and development and expertise related to indoor positioning and real-time location-based analytics.
We target both service providers and enterprises that require carrier-class Wi-Fi solutions through our global force of sales personnel and systems engineers. They work with value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end-customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement with us.
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
We perform some warehousing and delivery of products sold within the United States from our headquarters in Sunnyvale, California. We also outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance for our products at our facilities around the world.
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
We generate revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue is comprised of the following:
Product Revenue.  The majority of our product revenue is generated from sales of our access points, controllers and gateways as well as corresponding controller and gateway licenses. We generally recognize product revenue on sales to distributors’ customers and at the time of shipment for all other customers, provided that all other revenue recognition criteria have been met.
Service Revenue.  Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on an “if and when available” basis, telephone and internet access to technical support personnel and hardware support. PCS is typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period.
Cost of Revenue
Our total cost of revenue is comprised of the following:
Cost of Product Revenue.  Cost of product revenue primarily includes manufacturing costs of our products payable to third-party contract manufacturers. Our cost of product revenue also includes shipping costs, third-party logistics costs, provisions for excess and obsolete inventory, warranty, amortization of intangible assets, personnel costs, including stock-based compensation, certain allocated costs for facilities and other expenses associated with logistics and quality control.
Cost of Service Revenue.   Cost of service revenue primarily includes personnel costs, including stock-based compensation, costs associated with fulfilling support obligations and certain allocated costs for facilities and other expenses associated with our global support organization.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, as well as the size of orders from customers. Our products currently have higher gross margins than our services, due to the continuing investment in our service operations to manage anticipated growth. We expect our gross margins to fluctuate over time depending on the factors described above.
Operating Expenses
Research and Development.  Research and development expenses consist primarily of personnel costs, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototype-related expenses, product certification, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We believe that continued investment in research and development of our products is important to attaining our strategic objectives. We expect research and development expenses to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expenses may fluctuate as a percentage of total revenue.
Sales and Marketing.  Sales and marketing expenses consist primarily of personnel costs, commission costs and stock-based compensation for employees and contractors engaged in sales and marketing activities. Commission costs are calculated on sale and expensed in the same period. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We expect sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations in support of our investment in our growth opportunities, although our sales and marketing expenses may fluctuate as a percentage of total revenue.
General and Administrative.  General and administrative expenses consist primarily of personnel costs and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal, audit and accounting services, depreciation and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business, incur additional expenses associated with being a publicly traded company and incur legal fees associated with patent litigation matters. Our general and administrative expenses may fluctuate as a percentage of total revenue, depending on the timing of these costs.

Interest Income (Expense)
Interest income (expense) consists of interest from our cash, cash equivalents and short-term investments and accretion of discount or amortization of premium on short-term investments. In 2012 and 2011, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
Other Expense, net
For the year ended December 31, 2013, other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.
Prior to our initial public offering, or IPO, other expense, net consisted primarily of the change in fair value of our redeemable convertible preferred stock warrant liability. Redeemable convertible preferred stock warrants were classified as a liability on our consolidated balance sheet and the estimated fair value was re-measured at each balance sheet date with the corresponding change recorded within other expense, net. In conjunction with our IPO in November 2012, all redeemable convertible preferred stock warrants converted to common stock warrants and no longer required remeasurement at each balance sheet date.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. In 2012, we released our valuation allowance on our deferred tax assets, as we concluded that it was more likely than not that we would be able to realize our benefit of the U.S. federal and state deferred tax assets in the future. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At December 31, 2013, no valuation allowance has been provided against the Company's deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product	93.5%	94.1%	95.6%
Service	6.5	5.9	4.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	29.8	32.8	37.2
Service	3.7	2.5	2.1
Total cost of revenue	33.5	35.3	39.3
Gross profit	66.5	64.7	60.7
Operating expenses:
Research and development	23.5	20.4	20.7
Sales and marketing	30.1	26.2	27.2
General and administrative	12.8	9.4	7.1
Total operating expenses	66.4	56.0	55.0
Operating income	0.1	8.7	5.7
Interest income (expense)	0.1	(0.2)	(0.9)
Other expense, net	(0.2)	(1.7)	(1.0)
Income (loss) before income taxes	—	6.8	3.8
Income tax expense (benefit)	(0.7)	(8.0)	0.3
Net income	0.7%	14.8%	3.5%

Revenues

	Years Ended December 31,						Change
	2013		2012		2011		2013 to 2012		2012 to 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue:
Product	$245,935	93.5%	$201,913	94.1%	$114,684	95.6%	$44,022	21.8%	$87,229	76.1%
Service	17,132	6.5%	12,740	5.9%	5,339	4.4%	4,392	34.5%	7,401	138.6%
Total revenue	$263,067	100%	$214,653	100%	$120,023	100%	$48,414	22.6%	$94,630	78.8%

	Years Ended December 31,						Change
	2013		2012		2011		2013 to 2012		2012 to 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$130,937	49.8%	$96,732	45.0%	$45,154	37.6%	$34,205	35.4%	$51,578	114.2%
APAC	60,117	22.9%	68,630	32.0%	41,658	34.7%	(8,513)	(12.4)%	26,972	64.7%
EMEA	72,013	27.4%	49,291	23.0%	33,211	27.7%	22,722	46.1%	16,080	48.4%
Total revenue	$263,067	100%	$214,653	100%	$120,023	100%	$48,414	22.6%	$94,630	78.8%
2013 compared to 2012
Product revenue increased by $44.0 million, or 21.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily driven by an increase in sales of our gateways, controllers and access points to new and existing end-customers, offset slightly by a decrease of $5.5 million in product sales of our first commercialized Wi-Fi technology, customer premise equipment, or CPE, due to the discontinuation of the product line. The total number of end-customers increased by approximately 11,000 during the year ended December 31, 2013, to over 33,000 at December 31, 2013, compared to an increase in new end-customers of approximately 10,100 during the year ended December 31, 2012 to over 21,000 at December 31, 2012.
The increase in service revenue of $4.4 million, or 34.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily related to the increase in PCS sales in connection with the increased sales of our gateways, controllers and access points and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
The Americas and EMEA contributed to the majority of the revenue increase between the periods. Revenue from Americas and EMEA increased during the year ended December 31, 2013 primarily due to our investment to expand our sales team into new and existing territories and enter new enterprise verticals, as well as an increased number of channel partners in each region focused on selling our gateways, controllers and access points.
APAC revenues for the year ended December 31, 2013 decreased between the periods due to a 49.3% decline in revenue attributable to a single service provider. The service provider represented 39.0% of revenue for the APAC region for the year ended December 31, 2012. The decrease in revenue attributable to this service provider was expected as the customer completed a significant phase of their wireless rollout in 2012. The decrease in revenue from the single service provider was partially offset by a 11.2% increase in APAC revenues from enterprise and other service provider customers for the year ended December 31, 2013. In addition, the Company experienced challenging market conditions in China related to the declining growth rate of the Chinese economy during the year ended December 31, 2013.
2012 compared to 2011
The increase in product revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily driven by an increase of $92.8 million in sales of our controllers and access points to new and existing customers, offset slightly by a decrease of $5.6 million in sales of our CPE product line due to increased focus on our higher margin ZoneFlex products. The total number of end-customers increased by approximately 10,100 during the year ended December 31, 2012, to over 21,700 at December 31, 2012, compared to an increase in new end-customers of approximately 6,000 during the year ended December 31, 2011 to 11,600 at December 31, 2011.

The increase in service revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily related to the increase over time in PCS sales in connection with the sales of our controllers and access points. Service revenues are amortized over the contractual service period.
The Americas and APAC contributed to the majority of the revenue increase between the periods. Revenue from all regions increased during the year ended December 31, 2012 primarily due to our investment in increasing the size of our sales force and the number of channel partners in each region focused on selling our gateways, controllers and access points and significant orders from service providers, which can be large enough to make our revenue trend appear nonlinear. APAC revenues were positively impacted by sales to a large service provider, as the customer completed a significant phase of their wireless rollout in 2012. The growth in the EMEA region was offset in part by a decline of approximately $3.8 million in revenues from CPE products.
Cost of Revenues and Gross Margin

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost of revenue
Product	$78,344	$70,478	$44,705	$7,866	11.2%	$25,773	57.7%
Service	9,844	5,306	2,502	4,538	85.5%	2,804	112.1%
Total cost of revenue	$88,188	$75,784	$47,207	$12,404	16.4%	$28,577	60.5%

	Years Ended December 31,						Change
	2013		2012		2011		2013 to 2012		2012 to 2011
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Dollars	Gross Margin	Dollars	Gross Margin
	(dollars in thousands)
Gross profit
Product	$167,591	68.1%	$131,435	65.1%	$69,979	61.0%	$36,156	3.0	$61,456	4.1
Service	7,288	42.5%	7,434	58.4%	2,837	53.1%	(146)	(15.9)	4,597	5.3
Total gross profit	$174,879	66.5%	$138,869	64.7%	$72,816	60.7%	$36,010	1.8	$66,053	4.0
2013 compared to 2012
Total gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012 increased 1.8 percentage points.
For the year ended December 31, 2013, product gross margin increased by 3.0 percentage points, compared to the year ended December 31, 2012, due primarily to a 2.4 percentage point increase related to economies of scale and operational efficiencies in our gateway, controller and access point product lines. In addition, we benefited from a non-recurring 0.6 percentage point increase in gross margin related to $5.2 million of product revenue recognized following the expiration of future product rights with no related cost of product. For the year ended December 31, 2013, the decrease of 15.9 percentage points in service gross margin was the result of our investment in personnel and infrastructure in our service operations to manage anticipated growth, as well as increased product costs to fulfill our service contracts.
2012 compared to 2011
Total gross margin for the year ended December 31, 2012 compared to the year ended December 31, 2011 increased 4.0 percentage points.
For the year ended December 31, 2012, product gross margin increased by 4.1 percentage points, compared to the year ended December 31, 2011, due primarily to a shift in product mix. In 2011, higher margin controllers and access points accounted for approximately 87% of product revenue, while low margin CPE products accounted for approximately 13% of product revenues. In 2012, controllers and access points represented over 95% of product revenues, while CPE products accounted for less than 5%. In addition to product mix, product margins increased due to improved operational efficiencies and reduced CPE inventory write downs due to product end of life in 2011, partially offset by increased amortization of purchased technology resulting from our purchase of IntelliNet. For the year ended December 31, 2012, the increase of 5.3 percentage points in service gross margin was primarily a result of a 138.6% growth in service revenue offset, in part, by an increase in service costs of 112.1%, arising from our investment in increasing our service operations to manage anticipated growth.

Research and Development

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Research and development	$61,783	$43,821	$24,892	$17,962	41.0%	$18,929	76.0%
% of revenue	23.5%	20.4%	20.7%
2013 compared to 2012
The $18.0 million increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to increases in personnel and related costs of $13.5 million, which included an increase in stock-based compensation of $4.3 million, as we continued to add headcount. We had increased consulting and contractor expense of $3.1 million, primarily related to outsourced development work. We also incurred $2.1 million of additional expense for consumed supplies and materials, travel, depreciation and allocated overhead, all the result of our increased personnel and continued investment to enhance existing products and develop future product offerings, offset by decreased agency fees and prototype costs of $0.7 million due to fewer product releases in 2013.
2012 compared to 2011
The $18.9 million increase in research and development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to increases in personnel and related costs of $11.1 million, which included an increase in stock-based compensation of $1.4 million and bonuses of $1.2 million, as we continued to add headcount and increase our investments in enhancing existing products and the development of future product offerings. Research and development expenses also increased due to higher expensed materials and supplies of $2.0 million, increased depreciation of $0.9 million, increased product design and implementation of $2.1 million, increased allocated facilities of $1.5 million, and increased other engineering costs of $1.3 million.
Sales and Marketing

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Sales and marketing	$79,185	$56,209	$32,659	$22,976	40.9%	$23,550	72.1%
% of revenue	30.1%	26.2%	27.2%
2013 compared to 2012
The $23.0 million increase in sales and marketing expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related costs increased $16.2 million, which included an increase in stock-based compensation of $3.1 million. Travel expenses increased $2.8 million due to the increased personnel in the sales organization. Expenses related to sales and marketing programs increased by $0.9 million, primarily for public relations, channel marketing and trade shows. Consulting and contractor expense increased by $0.7 million due to upgrades of our internal systems. We also had higher allocated overhead, facilities and other departmental expenses of $2.4 million due to increased activity and personnel.
2012 compared to 2011
The $23.6 million increase in sales and marketing expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to increases in headcount and related expenses as we increased our sales organization as part of our strategy to expand our reach into new service providers and channel partners. Personnel and related expenses increased $14.5 million, including increased bonus and commission expenses of $3.0 million related to our increased sales, and stock-based compensation of $1.3 million. Third-party commission expense increased by $1.3 million primarily related to our expansion in the Japanese market. Travel expenses increased $2.6 million and marketing programs increased $2.6 million due to an increase in trade shows and public relations activities as we continued to focus our efforts on product marketing. Other sales and marketing expenses increased $2.6 million in consulting, general departmental expenses, including allocated facilities of $1.0 million, due to increased activity and personnel.

General and Administrative

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
General and administrative	$33,752	$20,237	$8,524	$13,515	66.8%	$11,713	137.4%
% of revenue	12.8%	9.4%	7.1%
2013 compared to 2012
The $13.5 million increase in general and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to an increase in personnel and related costs of $5.7 million, which included an increase in stock-based compensation of $2.6 million. General and administrative costs also increased due to higher external legal fees of $5.4 million related to patent litigation matters and higher audit and accounting services of $0.5 million, associated with being a public company. In addition, bad debt expense increased $0.7 million and other general expenses increased $1.2 million including depreciation, facilities and IT expense.
2012 compared to 2011
The $11.7 million increase in general and administrative expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to an increase in personnel costs of $7.0 million which includes stock-based compensation of $3.4 million. General and administrative costs also increased due to higher external legal, audit and accounting services of $2.6 million and other general expenses of $2.1 million including depreciation, facilities and IT expense. The increases were attributable to our efforts to support the growth of our business, preparing and eventually becoming a publicly held company.
Interest Income (Expense)

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Interest income (expense)	$187	$(472)	$(1,025)	$659	(139.6)%	$553	(54.0)%
2013 compared to 2012
For the year ended December 31, 2013, interest income consists of interest earned from our cash and cash equivalents and our short-term investments. The Company did not incur interest expense, as all outstanding loans were repaid by the end of June 2012.
2012 compared to 2011
For the year ended December 31, 2012, interest expense decreased to $0.5 million from $1.0 million for the year ended December 31, 2011 due to the Company repaying all outstanding loans by the end of June 2012. Interest expense relates to our loans payable that accrued interest at fixed rates between 7.0% and 9.5% per year.
Other Expense, net

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Other expense, net	$456	$3,664	$1,215	$(3,208)	(87.6)%	$2,449	201.6%
2013 compared to 2012

For the year ended December 31, 2013, other expense, net consists primarily of losses from fluctuations in the foreign currency exchange rates of our subsidiaries.

The $3.2 million decrease in other expense, net for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the $2.8 million decrease in re-measurement charges related to the outstanding convertible preferred stock warrants and the $0.4 million decrease in re-measurement charges related to contingent consideration arising from the acquisition of IntelliNet. Upon completion of the Company's IPO in November 2012, there were no outstanding warrants to purchase shares of convertible preferred stock. In addition, the Company settled the contingent consideration liability related to IntelliNet in the fourth quarter of 2012.
2012 compared to 2011
Other expense, net increased to $3.7 million in the year ended December 31, 2012 from $1.2 million in the year ended December 31, 2011 primarily due to an increase in the revaluation of our outstanding convertible preferred stock warrants of $2.0 million.
Income Tax Expense (Benefit)

	Years Ended December 31,			Change
	2013	2012	2011	2013 to 2012		2012 to 2011
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Income tax expense (benefit)	$(1,899)	$(17,238)	$315	$15,339	—	$(17,553)	—
2013 compared to 2012
The income tax benefit of $1.9 million for the year ended December 31, 2013 primarily relates to federal and state research and development credits, offset by certain stock-based compensation deductions.
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

Selected Quarterly Financial Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2013. In management's opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Consolidated Statement of Operations Data:	(in thousands)
Revenue:
Product	$53,311	$59,663	$64,449	$68,512
Service	3,930	4,210	4,479	4,513
Total revenue	57,241	63,873	68,928	73,025
Cost of revenue:
Product	16,571	18,923	21,165	21,685
Service	2,287	2,447	2,512	2,598
Total cost of revenue	18,858	21,370	23,677	24,283
Gross profit	38,383	42,503	45,251	48,742
Operating expenses:
Research and development	13,778	14,934	16,268	16,803
Sales and marketing	16,851	19,564	21,106	21,664
General and administrative	7,932	6,950	8,410	10,460
Total operating expenses	38,561	41,448	45,784	48,927
Operating income (loss)	(178)	1,055	(533)	(185)
Interest income	34	48	58	47
Other expense, net	(77)	(150)	(102)	(127)
Income (loss) before income taxes	(221)	953	(577)	(265)
Income tax expense (benefit)	(535)	251	(634)	(981)
Net income	$314	$702	$57	$716

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Consolidated Statement of Operations Data:	(in thousands)
Revenue:
Product	$42,547	$46,150	$55,263	$57,953
Service	2,467	2,741	3,321	4,211
Total revenue	45,014	48,891	58,584	62,164
Cost of revenue:
Product	15,636	16,280	19,034	19,528
Service	945	1,014	1,424	1,923
Total cost of revenue	16,581	17,294	20,458	21,451
Gross profit	28,433	31,597	38,126	40,713
Operating expenses:
Research and development	8,749	9,438	12,291	13,343
Sales and marketing	12,203	12,707	14,872	16,427
General and administrative	2,981	5,456	5,356	6,444
Total operating expenses	23,933	27,601	32,519	36,214
Operating income	4,500	3,996	5,607	4,499
Interest expense	(228)	(244)	—	—
Other expense, net	(243)	(724)	(601)	(2,096)
Income before income taxes	4,029	3,028	5,006	2,403
Income tax expense (benefit)	284	(17,600)	(453)	531
Net income	$3,745	$20,628	$5,459	$1,872

Liquidity and Capital Resources

	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$91,282	$133,386
Short-term investments	60,878	—
	$152,160	$133,386

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$28,568	$28,092	$14,951
Net cash used in investing activities	(82,948)	(10,122)	(9,664)
Net cash provided by financing activities	12,276	104,216	4,022
Net increase (decrease) in cash and cash equivalents	$(42,104)	$122,186	$9,309
We had cash, cash equivalents and short-term investments of $152.2 million at December 31, 2013. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds and commercial paper. As of December 31, 2013, $2.8 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We plan to continue to invest in long-term growth. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with our investments and cash provided by operations will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
We generated $28.6 million of cash from operating activities during the year ended December 31, 2013 resulting from our net income of $1.8 million, adjusted for non-cash net charges of $22.5 million and changes in our net operating assets and liabilities of $4.3 million. The non-cash net charges consisted mainly of stock-based compensation of $18.7 million, depreciation and amortization of $6.6 million, partially offset by the change in deferred income taxes of $2.9 million and the change in excess income tax benefit from the exercise of stock options of $2.0 million.
We generated $28.1 million of cash from operating activities in the year ended December 31, 2012 resulting from our net income of $31.7 million, adjusted for non-cash net benefits of $1.4 million and offset by changes in our operating assets and liabilities of $2.2 million. The non-cash net benefit consisted primarily of the release of our valuation allowance for deferred income taxes of $18.3 million, partially offset by non-cash charges, consisting mainly of depreciation and amortization of $4.9 million, stock-based compensation of $8.5 million, revaluation of our preferred stock warrants and contingent consideration of $3.2 million.
We generated $15.0 million of cash from operating activities in the year ended December 31, 2011 resulting from our net income of $4.2 million, adjusted for non-cash net charges of $5.4 million and changes in our operating assets and liabilities of $5.4 million. Non-cash net charges consisted mainly of stock-based compensation of $2.3 million, depreciation and amortization of $2.1 million and revaluation of preferred stock warrants of $0.9 million.
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
Cash used in investing activities during the year ended December 31, 2013 was $82.9 million, as a result of $83.4 million related to purchase of investments, $7.8 million related to purchase of property and equipment, $5.9 million related to our acquisition of YFind, net of cash acquired, $5.0 million related to an increase in restricted cash, $2.0 million related to final payments for the purchase of IntelliNet and $0.3 million related to refundable deposits on new facility leases, offset by $21.5 million in proceeds from sale and maturity of investments.

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
Financing Activities
Our financing activities consist of the issuance of common stock from the employee stock purchase program and upon exercise of employee stock options. Prior to 2013, our financing activities have also consisted of net proceeds from the sale of our common stock in our IPO and net proceeds from the issuance of convertible preferred stock.
Cash generated from financing activities during the year ended December 31, 2013 was $12.3 million, of which $7.2 million was from the exercise of stock options, $3.9 million was proceeds from the employee stock purchase plan and $2.0 million was due to excess income tax benefit from the exercise of stock options, partially offset by $0.8 million in offering costs from our IPO.
Cash generated from financing activities during the year ended December 31, 2012 was $104.2 million, of which $94.8 million related to the proceeds, net of issuance costs paid, from our IPO, net proceeds of $24.9 million from the sale of our Series G preferred stock financing and $0.6 million in proceeds from the exercises of stock options, offset in part by repayment of $13.5 million under our credit and loan facilities and settlement of the contingent consideration with IntelliNet of $2.6 million.
Cash generated from financing activities during the year ended December 31, 2011 was $4.0 million, primarily due to a net increase of $3.4 million in borrowings under our credit facilities and $0.6 million in proceeds from the exercises of stock options.

Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at December 31, 2013, including leases:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,869	$3,906	$5,412	$4,638	$9,913
Purchase commitments(1)	8,075	8,075
Total	$31,944	$11,981	$5,412	$4,638	$9,913

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through December 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We believe that the assumptions and estimates associated with revenue recognition, inventory, valuation of goodwill, intangible assets, income taxes, stock-based compensation and warranties have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.
Revenue Recognition
We generate revenue from the sale of hardware with embedded software and related PCS through a direct sales force and indirect relationships with our channel partners.
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
Certain of our distributors that stock our product are granted stock rotation rights as well as rebates for sales of our products. Therefore, the arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is deferred until our products are shipped to the distributors’ customer.
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

Inventories
Inventories are carried at the lower of cost on a first-in, first-out basis, or market value. We evaluate inventory for excess and obsolete products based on management’s assessment of future demand and market conditions. We subcontract manufacturing of substantially all of our products. At December 31, 2013 and 2012, inventories were predominately comprised of finished goods.
Goodwill
We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. As of December 31, 2013, no impairment of goodwill has been identified.
Intangible Assets
Intangible assets consist of existing technology and in-process research and development resulting from acquisitions. The existing technology intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Upon completion of development, the underlying intangible asset is amortized over its estimated useful life.
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant under performance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Determination of recoverability of purchased intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If property and equipment or intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We did not record any impairment charges in any of the periods presented.
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
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
The fair value of stock-based awards at the grant date represents management’s best estimate, but the estimate involves inherent uncertainties and the application of management’s judgment. We use the Black-Scholes option pricing model to determine the fair value of purchases under our Employee Stock Purchase Plan, or ESPP, and stock options. The determination of the grant date fair value of options using the Black-Scholes option pricing model is affected by assumptions regarding a number of other complex and subjective variables.

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
Warranties
We offer a limited lifetime hardware warranty on our indoor WLAN products and a limited warranty for all other hardware products. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected. To date, we have not accrued any significant costs associated with our warranty.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $152.2 million and $133.4 million as of December 31, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds and, beginning in 2013, highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At December 31, 2013, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.2 million as of December 31, 2013. Such losses would only be realized if we sold the investments prior to maturity.
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

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Ruckus Wireless, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ruckus Wireless, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the internal control over financial reporting of Ruckus Wireless, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
March 3, 2014

RUCKUS WIRELESS, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$91,282	$133,386
Short-term investments	60,878	—
Accounts receivable, net of allowance for doubtful accounts of $400 and $140 as of December 31, 2013 and 2012, respectively	44,638	41,296
Inventories	16,748	19,041
Deferred costs	4,207	5,188
Deferred tax assets	7,715	9,055
Prepaid expenses and other current assets	5,227	2,722
Total current assets	230,695	210,688
Property and equipment, net	11,472	8,959
Goodwill	9,945	9,031
Intangible assets, net	9,671	4,991
Non-current deferred tax asset	15,317	9,214
Restricted cash	5,000	—
Other assets	1,122	956
Total assets	$283,222	$243,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,131	$16,164
Accrued compensation	11,759	9,447
Accrued liabilities	6,231	5,371
Liabilities related to acquisitions	—	2,000
Deferred revenue	33,139	36,613
Total current liabilities	70,260	69,595
Non-current deferred revenue	7,098	3,873
Non-current deferred tax liabilities	854	—
Other non-current liabilities	1,161	160
Total liabilities	79,373	73,628
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of December 31, 2013 and 2012: 80,691 and 74,166 shares issued and outstanding at December 31, 2013 and 2012, respectively	81	74
Additional paid–in capital	225,575	193,731
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(21,805)	(23,594)
Total stockholders’ equity	203,849	170,211
Total liabilities and stockholders’ equity	$283,222	$243,839
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product	$245,935	$201,913	$114,684
Service	17,132	12,740	5,339
Total revenue	263,067	214,653	120,023
Cost of revenue:
Product	78,344	70,478	44,705
Service	9,844	5,306	2,502
Total cost of revenue	88,188	75,784	47,207
Gross profit	174,879	138,869	72,816
Operating expenses:
Research and development	61,783	43,821	24,892
Sales and marketing	79,185	56,209	32,659
General and administrative	33,752	20,237	8,524
Total operating expenses	174,720	120,267	66,075
Operating income	159	18,602	6,741
Interest income (expense)	187	(472)	(1,025)
Other expense, net	(456)	(3,664)	(1,215)
Income (loss) before income taxes	(110)	14,466	4,501
Income tax expense (benefit)	(1,899)	(17,238)	315
Net income	$1,789	$31,704	$4,186
Net income attributable to common stockholders	$1,789	$9,036	$379
Net income per share attributable to common stockholders:
Basic	$0.02	$0.36	$0.02
Diluted	$0.02	$0.24	$0.02
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	76,744	24,847	15,584
Diluted	93,361	37,775	23,269
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$1,789	$31,704	$4,186
Other comprehensive loss, net of tax:
Unrealized loss on short-term investment	(2)	—	—
Comprehensive income	$1,787	$31,704	$4,186
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	43,285	$51,257	15,132	$15	$4,634	$—	$(59,484)	$(54,835)
Stock-based compensation expense	—	—	—	—	2,268	—	—	2,268
Issuance of common stock upon exercise of common stock options	—	—	1,724	2	451	—	—	453
Vesting of early exercised common stock options	—	—	—	—	61	—	—	61
Repurchase of unvested early exercised common stock options	—	—	(6)	—	—	—	—	—
Common stock issued for IntelliNet acquisition	—	—	1,423	1	3,030	—	—	3,031
Excess tax benefit from stock options exercised	—	—	—	—	18	—	—	18
Issuance of warrants	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	—	4,186	4,186
Balances at December 31, 2011	43,285	51,257	18,273	18	10,537	—	(55,298)	(44,743)
Stock-based compensation expense	—	—	—	—	8,451	—	—	8,451
Issuance of common stock upon exercise of common stock options	—	—	812	1	629	—	—	630
Vesting of early exercised common stock options	—	—	—	—	113	—	—	113
Repurchase of unvested early exercised common stock options	—	—	(2)	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	4,590	24,883	—	—	—	—	—	—
Cashless exercise of preferred stock warrant	106	1,589	—	—	—	—	—	—
Cashless exercise of common stock warrant	—	—	102	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,000	7	93,992	—	—	93,999
Conversion of preferred stock to common stock upon initial public offering	(47,981)	(77,729)	47,981	48	77,681	—	—	77,729
Conversion of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	2,303	—	—	2,303

Excess tax benefit from stock options exercised	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	31,704	31,704
Balances at December 31, 2012	—	—	74,166	74	193,731	—	(23,594)	170,211
Stock-based compensation expense	—	—	—	—	18,701	—	—	18,701
Issuance of common stock upon exercise of stock options	—	—	5,903	6	7,230	—	—	7,236
Issuance of common stock in connection with employee stock purchase plan	—	—	345	1	3,859	—	—	3,860
Vesting of early exercised common stock options	—	—	—	—	35	—	—	35
Repurchase of unvested early exercised common stock options	—	—	(1)	—	—	—	—	—
Cashless exercise of common stock warrants	—	—	278	—	—	—	—	—
Excess tax benefit from stock options exercised	—	—	—	—	2,019	—	—	2,019
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	1,789	1,789
Balances at December 31, 2013	—	—	80,691	$81	$225,575	$(2)	$(21,805)	$203,849
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$1,789	$31,704	$4,186
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,591	4,850	2,072
Provision for doubtful accounts	911	179	57
Stock-based compensation	18,701	8,451	2,268
Amortization of investment premiums, net of accretion of purchase discounts	1,071	—	—
Change in fair value of preferred stock warrants	—	2,842	868
Revaluation of contingent liability	—	400	—
Accretion of debt discount	—	93	84
Deferred income taxes	(2,909)	(18,281)	55
Excess income tax benefit from the exercise of stock options	(2,019)	(25)	(18)
Loss on disposal of property and equipment	175	35	—
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(4,253)	(21,073)	(9,983)
Inventories	2,293	(8,116)	1,261
Deferred costs	981	(3,699)	(16)
Prepaid expenses and other current assets	(2,459)	(1,313)	(513)
Other assets	134	(228)	244
Accounts payable	2,792	4,031	3,523
Accrued compensation	2,304	4,573	2,156
Accrued liabilities	2,715	364	1,806
Deferred revenue	(249)	23,305	6,901
Net cash provided by operating activities	28,568	28,092	14,951
Cash flows from investing activities
Cash used in acquisitions, net of cash acquired	(7,882)	(2,000)	(6,000)
Purchase of investments	(83,442)	—	—
Proceeds from the sale of investments	13,128	—	—
Proceeds from the maturity of investments	8,324	—	—
Change in restricted cash	(5,000)	—	—
Purchase of property and equipment	(7,776)	(7,531)	(3,664)
Increase in facility lease deposits	(300)	(591)	—
Net cash used in investing activities	(82,948)	(10,122)	(9,664)
Cash flows from financing activities:
Proceeds from initial public offering	—	97,650	—
Initial public offering costs	(839)	(2,812)	—
Proceeds from exercise of stock options	7,236	630	453
Proceeds from sale of common stock under the employee stock purchase plan	3,860	—	—
Proceeds from exercise of unvested stock options, net of repurchases	—	2	120
Excess income tax benefit from the exercise of stock options	2,019	25	18
Proceeds from credit facilities	—	—	7,500
Payments on credit facilities	—	(5,000)	(2,500)
Payments on loans payable	—	(8,562)	(1,569)
Proceeds from issuance of redeemable convertible preferred stock	—	25,000	—
Issuance costs for redeemable convertible preferred stock	—	(117)	—
Settlement of contingent consideration	—	(2,600)	—
Net cash provided by financing activities	12,276	104,216	4,022
Net increase (decrease) in cash and cash equivalents	(42,104)	122,186	9,309
Cash and cash equivalents at beginning of year	133,386	11,200	1,891
Cash and cash equivalents at end of year	$91,282	$133,386	$11,200
See notes to consolidated financial statements.

 RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information
Income taxes paid	$915	$934	$221
Interest paid	$—	$761	$810
Noncash investing and financing activities
Conversion of preferred stock into common stock	$—	$77,729	$—
Issuance of warrants	$—	$—	$75
Cashless exercise of warrants	$—	$1,589	$—
Unpaid offering costs in additional paid-in capital	$—	$839	$—
Vesting of early exercised stock options	$35	$113	$61
Contingent consideration accrued for IntelliNet asset acquisition	$—	$—	$6,600
Common stock issued for IntelliNet asset acquisition	$—	$—	$3,031
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,111	$928	$490
See notes to consolidated financial statements.

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Ruckus Wireless, Inc. (“Ruckus”) is a leading provider of carrier-class Wi-Fi solutions. Ruckus’s solutions, which it calls Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Ruckus’s Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’s products include gateways, wireless local area network ("WLAN") controllers and high performance access points. These products incorporate the Company’s patented and proprietary technologies, such as Smart Radio, Smart QoS, Smart Mesh and Smart Scale, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
Principles of Consolidation—The consolidated financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, allowance for doubtful accounts, goodwill and intangible valuation, the fair value of stock awards, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Concentrations of Credit Risk and Significant Customers—Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company's accounts receivable are primarily derived from distributors and carriers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.
The percentages of revenues from individual customers totaling greater than 10% of total consolidated Company revenues were as follows:

	Year Ended December 31,
	2013	2012	2011
Distributor A	15.2%	16.3%	16.3%
Distributor B	12.4%	*	11.4%
Distributor C	*	12.5%	12.7%
* Less than 10%
The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	December 31,
	2013	2012
Distributor A	11.6%	10.3%
Distributor D	11.2%	*
Distributor E	10.4%	*
* Less than 10%
Cash and Cash Equivalents—The Company considers all highly liquid financial instruments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash equivalents included interest-bearing bank accounts and money market funds.
Restricted Cash—As of December 31, 2013, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). Refer to “Reimbursement of Penalties” in Note 8.

Fair Value of Financial Instruments— The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Short-Term Investments—The Company classifies investments as available-for-sale at the time of purchase as these investments are available to fund current operations. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are reported in the consolidated statements of operations. A specific identification method is used to determine the cost basis of the short-term investments sold. The effects of reclassifications from accumulated other comprehensive loss to the income statement were insignificant for the year ended December 31, 2013. The investments are adjusted for the amortization of premiums and discounts until maturity and such amortization is included in interest income (expense).
The Company's short-term investments consist primarily of corporate bonds and commercial paper. As the Company views all investments as available for sale, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.
Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of the investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. During the year ended December 31, 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.
Allowance for Doubtful Accounts—The Company records an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$140	$117	$66
Charged to expenses	911	179	57
Write-offs	(651)	(156)	(6)
Balance at end of year	$400	$140	$117
Inventories—Inventories are carried at the lower of cost on a first-in, first-out basis, or market value. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. The Company subcontracts manufacturing of substantially all of its products. At December 31, 2013 and 2012, inventories were predominately comprised of finished goods.
Deferred Costs—When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria (see “Revenue Recognition” below), the related product costs are also deferred if the inventory is deemed recoverable. The deferred costs are recognized in cost of revenues when the related deferred revenue is recognized or when the inventory is deemed unrecoverable.
Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the leasehold improvements or the term of the related lease.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates goodwill for impairment annually in the fourth quarter of the Company’s fiscal year or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. No impairment of goodwill has been identified through December 31, 2013.
Intangible Assets—Intangible assets consist of existing technology and in-process research and development resulting from acquisitions. The existing technology intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Upon completion of development, the underlying intangible asset is amortized over its estimated useful life.
Impairment of Long-Lived Assets—Management reviews property, equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Determination of recoverability of purchased intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If property and equipment or intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No impairment of property, equipment or intangible assets has been identified through December 31, 2013.
Revenue Recognition—The Company generates revenue from the sale of hardware with embedded software and related post contract support (“PCS”) through a direct sales force and indirect relationships with its channel partners.
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
Certain distributors that stock the Company’s products are granted stock rotation rights as well as rebates for sales of the Company’s products. If the Company cannot reasonably estimate the impact of stock rotation rights and rebates for specific distributors, the arrangement fee is not fixed and determinable when products are shipped and revenue is deferred until the Company’s products are shipped to the distributor’s customer.
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
Software Development Costs—Based on the Company product development process, technological feasibility is established upon completion of the working model. To date, costs incurred by the Company between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.
Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards granted to employees, including stock options, restricted stock units (“RSUs”) and purchases under the Company's Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of the Company's common stock on the date of grant. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's common stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
The Company records uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to uncertain tax positions are recognized in income tax expense (benefit).
Loss Contingencies— The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the Company's ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If the Company determines that a loss is possible and the range of the loss can be reasonably determined, then the Company discloses the range of the possible loss. The Company regularly evaluates available current information available to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. Specifically, the standard allows an entity to present components of net income and components of other comprehensive income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The guidance became effective for the Company in the first quarter of 2013 and applied retrospectively. The Company's adoption of this guidance did not have a material impact on its consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on significant reclassifications of line items of the income statement out of accumulated other comprehensive income. The guidance became effective for the Company in the first quarter of 2013. The Company's adoption of this guidance did not have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The guidance will become effective for the Company in the first quarter of 2014 and should be applied prospectively. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the years ended December 31, 2013 and 2012. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy are as follows (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,773	$47,773	$—	$—
Short-term investment:
Corporate bonds	47,290	—	47,290	—
Commercial paper	13,588	—	13,588	—
Total assets measured and recorded at fair value	$108,651	$47,773	$60,878	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$109,020	$109,020	$—	$—

NOTE 3—INVESTMENTS
Investments consist of the following (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$47,294	$9	$(13)	$47,290
Commercial paper	13,588	—	—	13,588
Total	$60,882	$9	$(13)	$60,878
All of the Company's investments have a contractual maturity of less than 12 months from December 31, 2013. The gross realized gains and gross realized losses related to the Company’s available-for-sale investments were not material for the year ended December 31, 2013.
Investments in an unrealized loss position at December 31, 2013 consist of the following (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds	$18,204	$(13)
The Company does not intend to sell any of these investments and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.
NOTE 4—BUSINESS COMBINATIONS
YFind Technologies
On July 18, 2013, the Company acquired all of the outstanding equity interests of YFind Technologies Private Limited (“YFind”), a privately-held software company providing indoor positioning and real-time location-based analytics. The Company acquired YFind to obtain its technology and expertise in location-based services. The purchase consideration was $6.1 million, all of which was paid in cash.
Former YFind employees who became the employees of the Company were granted 219,782 RSUs and 51,900 stock options under the Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards of $3.6 million will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses of up to $0.4 million to certain former YFind employees who became employees of the Company, over a two years period from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the year ended December 31, 2013, the Company recorded compensation costs of $1.0 million in research and development expenses associated with the equity awards and the retention bonuses. Acquisition-related costs of $0.2 million are included in general and administrative expenses.
The fair value estimates for the assets acquired and liabilities assumed were performed during the third quarter of 2013. The purchase allocation for YFind is summarized as follows (in thousands):

Fair Value
Cash and cash equivalents	$257
Other tangible assets	8
In-process research and development	6,000
Goodwill	914
Non-current deferred tax liabilities	(1,020)
Other liabilities assumed	(21)
Total purchase consideration	$6,138
Pro forma results of operations for the YFind acquisition have not been presented because they are not material to the consolidated statements of operations.

IntelliNet
On October 12, 2011, the Company acquired certain assets of IntelliNet, a provider of network convergence solutions that accelerated the deployment of applications and services to the telecommunications industry. The Company acquired IntelliNet’s previously developed software suite (the “Purchased Technology”), certain fixed assets and an organized workforce having the necessary skills and experience to provide the necessary processes in order to integrate IntelliNet’s operations into the Company’s operations and further continue development of the Purchased Technology.
The total purchase consideration was approximately $15.6 million and consisted of the following (in thousands):

Fair Value
Cash consideration paid at closing	$6,000
Common stock issued at closing (1.4 million shares)	3,031
Holdback based on standard representations and warranties	4,000
Contingent consideration ($3.0 million gross, net of $0.4 million discount)	2,600
Total consideration	$15,631
The hold back amount of $4.0 million is payable in cash in four equal installments of $1.0 million every six months for two years. As of December 31, 2013, the Company had paid the hold back amount in full.
Contingent consideration of $3.0 million, was paid in the fourth quarter of 2012. The estimated fair value at the date of acquisition was $2.6 million. The change in fair value of the contingent consideration of $0.4 million was recorded in the Company’s statement of operations in other expense, net during the year ended December 31, 2012.
The Company determined the fair value of the various assets acquired, which consisted principally of the Purchased Technology. The Company did not assume any liabilities as a result of the acquisition. The excess of the purchase consideration over the fair value of the Purchased Technology was allocated to goodwill.
The following table summarizes the estimated purchase allocation (in thousands, except estimated useful lives):

	Fair Value	Estimated Useful Lives
Purchased technology	$6,600	5 years
Goodwill	9,031
Total	$15,631
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

Amount
December 31, 2011	$9,031
December 31, 2012	$9,031
Goodwill from the acquisition of YFind	914
December 31, 2013	$9,945

Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
December 31, 2013:
Purchased technology	$6,600	$(2,929)	$3,671	2.8 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,929)	$9,671
December 31, 2012:
Purchased technology	$6,600	$(1,609)	$4,991	3.8 years
On July 18, 2013, the Company recorded the fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The in-process research and development is expected to be completed in the second quarter of 2014.
On October 12, 2011, the Company recorded the fair value of Purchased Technology of $6.6 million related to the acquisition of certain assets from IntelliNet. Amortization expense related to the Purchased Technology was $1.3 million for the year ended December 31, 2013 and 2012. Amortization expense is included as a component of cost of revenue in the accompanying consolidated statements of operations.
Estimated future amortization of intangible assets with finite lives at December 31, 2013, was as follows (in thousands):

Year ending December 31,	Amount
2014	$1,320
2015	1,320
2016	1,031
Total amortization	$3,671

NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands, except estimated useful lives):

	Estimated Useful Lives	December 31
		2013	2012
Computer hardware	3 years	$7,451	$3,413
Computer software	3 years	2,396	2,075
Machinery, equipment, and tooling	2 to 3 years	8,718	6,818
Furniture and fixtures	7 years	1,572	1,427
Leasehold improvements	10 years	2,981	2,270
Total property and equipment		23,118	16,003
Less: accumulated depreciation and amortization		(11,646)	(7,044)
Total property and equipment, net		$11,472	$8,959
For the years ended December 31, 2013, 2012 and 2011, expense related to depreciation and amortization of property and equipment was $5.3 million, $3.5 million and $1.8 million respectively.
NOTE 7—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31,
	2013	2012
Product	$21,732	$27,831
Service	18,505	12,655
Total deferred revenue	$40,237	$40,486
Reported as:
Current	$33,139	$36,613
Non-current	7,098	3,873
Total deferred revenue	$40,237	$40,486
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue represents support contracts billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
As of December 31, 2012, the Company deferred $5.2 million in revenue related to a service provider for future products. During 2013, the Company recognized the $5.2 million in deferred product revenue with no related cost of product, as the rights to future products expired unused by the service provider.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Beijing, China and Taipei, Taiwan, and are leased under non-cancelable operating lease arrangements. Rent expense was $4.4 million, $2.9 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Amount
2014	$3,906
2015	3,059
2016	2,353
2017	2,285
2018	2,353
Thereafter	9,913
Operating lease obligation	$23,869
Litigation—The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
Purchase Commitments—As of December 31, 2013, the Company had current purchase commitments of $8.1 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of December 31, 2013 and 2012.
Reimbursement of Penalties—As of December 31, 2013, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six-years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
Warranties—The Company offers a limited lifetime hardware warranty on its indoor WLAN products and a limited warranty for all other hardware products for a period of up to one year. The Company estimates the costs that may be incurred under its warranties and records a liability for products sold as a charge to cost of revenue. Estimates of future warranty costs are largely based on historical experience of product failure rates and material usage incurred in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
The warranty liability is included as a component of accrued liabilities in the accompanying consolidated balance sheets. Changes in the warranty liability are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$725	$489	$605
Changes in existing warranty	(41)	47	(74)
Warranty expense	1,528	784	657
Obligations fulfilled	(1,174)	(595)	(699)
Balance at end of year	$1,038	$725	$489

NOTE 9—EQUITY AWARD PLAN
Stock Option Plans—The Company has two equity incentive plans: the 2002 Stock Incentive Plan and the 2012 Plan. Effective January 31, 2012, the Company's board of directors terminated the 2002 Plan. The 2012 Plan is the successor to and continuation of the 2002 Plan. The 2012 Plan was subsequently amended and restated in July 2012 and further amended in September 2012, and approved by the Company’s stockholders in October 2012.
The Company's 2012 Plan provides for the granting of stock options, restricted stock awards, RSUs, stock appreciation rights, and performance shares to employees, directors, and consultants. Awards granted under the 2012 Plan vest over the periods determined by the board of directors, generally two to four years, beginning from the vesting commencement date, and expire no more than 10 years from the date of grant.
The maximum number of shares of common stock that may be issued under the Company's 2012 Plan is 32,000,000, which includes shares reserved for issuance under the 2002 Stock Plan at the time the 2012 Plan became effective, and any shares granted under the 2002 Plan that would have otherwise returned to the 2002 Plan. On January 1 of each year, starting with January 1, 2013, the maximum number of shares that may be issued increases by the lesser of by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding year, or a lesser number of shares as determined by the board of directors. As of December 31, 2013 and 2012, approximately 29.2 million and 31.4 million shares were authorized for issuance under these plans.
Employee Stock Purchase Plan—The ESPP was adopted by the board of directors and approved by the stockholders on October 5, 2012 and was effective upon completion of the Company's initial public offering.
Under the Company's ESPP, the Company can grant stock purchase rights to all eligible employees during a one year offering period with purchase dates at the end of each six-month purchase periods. Each offering period will begin on the first trading date on or after May 16 and November 16 of each year. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation for each purchase period, at purchase prices equal to 85% of the lesser of the closing price of the Company's common stock on the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 2,000 shares of common stock in any one year offering period. The ESPP is compensatory and results in compensation expense.
At the time the ESPP became effective, a total of 1,500,000 shares of common stock were reserved for issuance. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year on January 1, starting with January 1, 2013, continuing through and including January 1, 2022, by the lesser of (i) 2% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year; (ii) 3,000,000 shares of common stock; or (iii) such lesser number of shares as determined by the board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available. As of December 31, 2013 and 2012, approximately 2.6 million and 1.5 million shares were authorized for issuance under the ESPP. Employees purchased approximately 345,000 shares of common stock at an average exercise price of $11.20 during the year ended December 31, 2013.

Stock Option and Restricted Stock Unit Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	24,400	$2.82	7.7	$480,878
Options granted	1,802	16.76
Options exercised	(5,903)	1.23
Options forfeited	(690)	4.98
Balance, December 31, 2013	19,609	$4.51	7.3	$195,142
Options exercisable as of December 31, 2013	10,715	$2.45	6.5	$126,357
Options vested and expected to vest as of December 31, 2013	18,972	$4.38	7.3	$190,960
The weighted average grant date fair value of stock options was approximately $10.33, $3.91 and $1.24 per share for the years ended December 31, 2013, 2012 and 2011, respectively.
The total intrinsic value of options exercised was approximately $74.1 million, $4.8 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock, prior to the IPO, or the closing stock price of the Company's common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.
The following table summarizes the outstanding activity of RSUs and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	—	$—	—	$—
RSUs granted	1,058	17.10
RSUs vested	—	—
RSUs forfeited	(47)	16.99
Balance, December 31, 2013	1,011	$17.11	1.61	$14,356

The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of December 31, 2013 (in thousands):

Number of Shares
Balance, December 31, 2012	6,961
Additional shares reserved for issuance	3,708
RSUs granted	(1,058)
RSUs forfeited	47
Options granted	(1,802)
Options forfeited	690
Options repurchased	1
Balance, December 31, 2013	8,547
Fair Value Disclosures
The Company measures compensation expense for all stock-based payment awards, including stock options and RSUs granted to employees and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of the Company's common stock on the date of grant. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
Volatility—The Company determined the share price volatility factor based on historical volatility of its peer group due to the limited trading history of its common stock.
Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The simplified method is used due to the lack of historical exercise data. The expected term for the ESPP is based on the term of the purchase period.
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues with remaining terms similar to the expected term of the stock option grants.
Dividend Yield—The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero in the valuation model.
Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Years Ended December 31,
	2013	2012	2011
Volatility	67.4%	69.1%	69.5%
Expected term (years)	6.07	6.03	6.12
Risk-free interest rate	1.87%	0.98%	1.75%
Dividend yield	—	—	—

Employee Stock Purchase Plan
The following table summarizes the weighted average assumptions relating to the Company's ESPP:

	Years Ended December 31,
	2013	2012
Volatility	59.6%	70.0%
Expected term (years)	0.7	0.7
Risk-free interest rate	0.1%	0.2%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded for stock awards issued to employees and non-employees (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$818	$243	$148
Research and development	6,738	2,409	1,055
Sales and marketing	4,922	1,787	471
General and administrative	6,637	4,012	594
Total stock-based compensation	19,115	8,451	2,268
Tax benefit from stock-based compensation	(1,535)	(2,417)	—
Total stock-based compensation, net of tax effect	$17,580	$6,034	$2,268
The following table presents stock-based compensation expense by award-type (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	$13,381	$8,286	$2,268
RSUs	3,489	—	—
ESPP	2,245	165	—
Total stock-based compensation	19,115	8,451	2,268
Tax benefit from stock-based compensation	(1,535)	(2,417)	—
Total stock-based compensation, net of tax effect	$17,580	$6,034	$2,268
For the year ended December 31, 2013, the Company recognized $0.4 million in stock-based compensation related to the cash settlement of equity awards held by former YFind employees.
At December 31, 2013, the total unrecognized stock-based compensation expense related to employees and non-employees under the Company's stock plans was $48.1 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.3 years.
NOTE 10—COMMON STOCK WARRANTS
During 2013, warrants to purchase 295,748 shares of common stock were exercised into 278,021 shares of common stock in accordance with the net cashless exercise feature as provided under the original warrant agreements. As of December 31, 2013, no common stock warrants remained outstanding.

NOTE 11—EARNINGS PER SHARE
For periods presented prior to the IPO, basic and diluted net income per common share was computed using the two-class method required for participating securities. Concurrent with the closing of the IPO in November 2012, all shares of outstanding preferred stock automatically converted into shares of the Company’s common stock. Following the date of the IPO, the two-class method was no longer required as the Company had one class of securities.
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
Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period preferred stock non-cumulative dividends, between common stock and preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options were considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income	$1,789	$31,704	$4,186
Less: Undistributed earnings allocated to participating securities	—	(22,668)	(3,807)
Net income attributable to common stockholders, basic and diluted	$1,789	$9,036	$379
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	76,744	24,847	15,584
Weighted-average effect of potentially dilutive shares:
Employee stock options	16,442	12,788	7,451
RSUs and other dilutive securities	175	140	234
Diluted	93,361	37,775	23,269
Net income per share of common stock:
Basic	$0.02	$0.36	$0.02
Diluted	$0.02	$0.24	$0.02

The following table summarizes the weighted average outstanding stock awards and redeemable convertible preferred stock that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	1,134	3,348	2,544
RSUs	233	—	—
Redeemable convertible preferred stock	—	—	43,285
Total	1,367	3,348	45,829
NOTE 12—INCOME TAXES
The domestic and foreign components of income (loss) before the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(1,015)	$13,235	$4,149
Foreign	905	1,231	352
Total	$(110)	$14,466	$4,501
During the years ended December 31, 2013, 2012 and 2011, the Company’s income tax expense (benefit) was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current expense:
Federal	$1,880	$—	$—
State	143	317	65
Foreign	1,006	762	213
Total current expense	3,029	1,079	278
Deferred expense (benefit):
Federal	(3,445)	(13,805)	36
State	(1,172)	(4,467)	1
Foreign	(311)	(45)	—
Total deferred expense (benefit)	(4,928)	(18,317)	37
Total income tax expense (benefit)	$(1,899)	$(17,238)	$315

The difference between the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	$(38)	$4,918	$1,530
State taxes, net of federal income tax benefit	86	417	43
Non-deductible expenses	209	134	74
Stock-based compensation	1,535	701	214
Preferred stock warrant liability	—	966	295
Acquisition cost	110	—	—
Foreign tax deduction	(101)	—	—
Tax credits	(4,020)	(884)	(589)
Foreign tax rate differential	324	273	47
Other items not individually material	(4)	116	50
Change in statutory rate	—	(262)	—
Change in valuation allowance	—	(23,617)	(1,349)
Total income tax expense (benefit)	$(1,899)	$(17,238)	$315
The Company records deferred tax assets if the realization of such assets is more likely than not. Significant management judgment is required in determining whether a valuation allowance against the Company's deferred tax assets is required. The Company has considered all available evidence, both positive and negative, such as historical levels of income and predictability of future forecasts of taxable income, in determining whether a valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment.
As of December 31, 2013, the Company had cumulative income before tax for the three years then ended. Based on its historical operating performance, as well as the Company's expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets, the Company has concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. As a result, the Company did not record a valuation allowance against its net deferred tax assets during the year ended December 31, 2013.
The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$1,641	$3,308
Tax credits	6,719	4,700
Fixed assets and intangibles, other than goodwill	3,402	2,208
Net operating losses	1,645	3,490
Stock-based compensation	7,131	3,386
Deferred revenue	1,448	1,532
Other	1,517	—
Total deferred tax assets	23,503	18,624
Deferred tax liabilities
Intangible assets	(1,020)	—
Goodwill	(305)	(355)
Net deferred tax assets	$22,178	$18,269
As reported:
Current deferred tax asset	$7,715	$9,055
Non-current deferred tax assets	15,317	9,214
Non-current deferred tax liabilities	(854)	—
Net deferred tax assets	$22,178	$18,269
As of December 31, 2013, the Company had net operating loss carryforwards of approximately $54.8 million for federal purposes and $50.1 million for state purposes, and $3.4 million for foreign purposes. If not utilized, these carryforwards will begin to expire in 2025 for federal purposes and 2016 for state purposes.
The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company's net operating loss and tax credit carryforwards could be limited.
The Company has research credit carryforwards of approximately $6.1 million for federal purposes and $6.1 million for California purposes. Approximately $2.0 million of federal research credits and $0.1 million of California research credits relate to stock option deductions in excess of book expense, the tax effect of which would be a credit to additional paid-in capital if realized. If not utilized, the federal carryforwards will begin to expire in 2024. The California credit carryforwards do not expire.
As a result of certain realization requirements of the accounting guidance for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $54.5 million of federal net operating losses and $26.4 million of state net operating losses, and $2.3 million of foreign net operating losses relate to stock compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital if realized. The Company uses the accounting guidance for ordering under ASC Topic 740 Income Taxes, for the purpose of determining when excess tax benefits have been realized.
The undistributed earnings from the Company’s foreign subsidiaries are not subject to a United States tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2013, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.
The Company has foreign tax credit carryforwards of approximately $0.5 million for federal purposes. If not utilized, the federal carryforward will begin to expire in 2019.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013, 2012 and 2011, the Company’s total amount of unrecognized tax benefit was approximately $2.4 million, $0.8 million and $0.9 million, respectively. These amounts are primarily related to the Company’s research and development tax credits and tax accruals.
As of December 31, 2013, the Company’s total amount of unrecognized tax benefit was approximately $2.4 million. If recognized, approximately $2.0 million would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.
A reconciliation of the beginning and ending balances of unrecognized tax benefits for the year ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Balance at beginning of year	$836	$937	$675
Increases related to current year tax positions	1,394	218	254
Increases related to prior year tax positions	167	—	8
Reductions related to prior year tax positions	—	(319)	—
Balance at end of year	$2,397	$836	$937
During the year ended December 31, 2013 and cumulatively, the Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits.
The Company files income tax returns with the United States federal government, various states and certain foreign jurisdictions. The Company’s tax years ended December 31, 2002 through December 31, 2013 remain open to audit for federal and California purposes. These years are open due to net operating losses and tax credits unutilized from such years. The Company’s tax years ended December 31, 2008 through December 31, 2013 remain open to audits for its foreign subsidiaries.
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
NOTE 14—SEGMENT INFORMATION
The Company operates in one industry segment selling gateways, controllers and access points along with related software and services.
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

The following presents total revenue by geographic region (in thousands):

	Years Ended December 31,
	2013	2012	2011
Americas:
United States	$118,333	$91,597	$42,551
Other Americas	12,604	5,135	2,603
Total Americas	130,937	96,732	45,154
APAC:
Japan	17,069	27,462	15,295
Other APAC	43,048	41,168	26,363
Total APAC	60,117	68,630	41,658
EMEA:
United Kingdom	28,129	20,862	8,018
Other EMEA	43,884	28,429	25,193
Total EMEA	72,013	49,291	33,211
Total revenue	$263,067	$214,653	$120,023
As of December 31, 2013, the Company has property and equipment, net of $8.0 million, $3.3 million and $0.2 million located in the United States, APAC, and EMEA, respectively.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
The management of Ruckus Wireless, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
Code of Conduct
We have adopted a Code of Business Conduct which applies to all of our directors, officers and employees. A copy of our Code of Business Conduct can be found on our website (www.ruckuswireless.com) under “Corporate Governance.” The contents of our website are not a part of this report.
In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.    Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.
2.    Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits:
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on the 3rd day of March 2014.

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
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Selina Y. Lo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Selina Y. Lo
s/ Seamus Hennessy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
Seamus Hennessy
/s/ William Kish	Chief Technology Officer and Director	March 3, 2014
William Kish
/s/ Georges Antoun	Director	March 3, 2014
Georges Antoun
/s/ Gaurav Garg	Director	March 3, 2014
Gaurav Garg
/s/ James J. Goetz	Director	March 3, 2014
James J. Goetz
/s/ Stewart Grierson	Director	March 3, 2014
Stewart Grierson
/s/ Mohan Gyani	Director	March 3, 2014
Mohan Gyani
/s/ Richard Lynch	Director	March 3, 2014
Richard Lynch

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
10.1+	(2)	Ruckus Wireless, Inc. 2002 Stock Plan, as amended.
10.2+	(2)	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. 2002 Stock Plan.
10.3+	(2)	Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.
10.4+	(2)	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan.
10.5+	(2)	Ruckus Wireless, Inc. 2012 Employee Stock Purchase Plan.
10.6+	(2)	Form of Indemnity Agreement entered into between the Company and each of its directors and its executive officers.
10.7	(2)	Lease Agreement, dated March 16, 2012, between the Company and RP/Presidio Java Owner, L.L.C.
10.8	(2)	Hardware Access Layer Technology License Agreement, dated August 23, 2004, between the Company and Atheros Communications, Inc.
10.9+	(3)	Ruckus Wireless, Inc. Severance Benefit Plan.
10.10+	(4)	Form of Restricted Stock Unit Agreement and Grant Notice Agreement for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.
21.1		List of subsidiaries.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in signature page).
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(5)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-184309), filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference.

(3)	Previously filed as exhibit 10.18 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2013, and incorporated herein by reference.

(4)	Previously filed as exhibit 4.5 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 5, 2013, and incorporated herein by reference.

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