Form 10-Q
period 2014-03-31
RUCKUS WIRELESS INC
filed 2014-05-01
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On April 28, 2014, 82,051,269 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$79,767	$91,282
Short-term investments	76,622	60,878
Accounts receivable, net of allowance for doubtful accounts of $800 and $400 as of March 31, 2014 and December 31, 2013, respectively	49,803	44,638
Inventories	17,412	16,748
Deferred costs	3,553	4,207
Deferred tax assets	7,734	7,715
Prepaid expenses and other current assets	5,307	5,227
Total current assets	240,198	230,695
Property and equipment, net	11,534	11,472
Goodwill	9,945	9,945
Intangible assets, net	9,341	9,671
Non-current deferred tax asset	15,833	15,317
Restricted cash	5,000	5,000
Other assets	1,063	1,122
Total assets	$292,914	$283,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,473	$19,131
Accrued compensation	13,510	11,759
Accrued liabilities	7,811	6,231
Deferred revenue	30,264	33,139
Total current liabilities	69,058	70,260
Non-current deferred revenue	8,142	7,098
Non-current deferred tax liabilities	854	854
Other non-current liabilities	1,205	1,161
Total liabilities	79,259	79,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of March 31, 2014 and December 31, 2013; 81,937 and 80,691 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	82	81
Additional paid–in capital	235,113	225,575
Accumulated other comprehensive loss	(8)	(2)
Accumulated deficit	(21,532)	(21,805)
Total stockholders’ equity	213,655	203,849
Total liabilities and stockholders’ equity	$292,914	$283,222
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	$70,075	$53,311
Service	4,977	3,930
Total revenue	75,052	57,241
Cost of revenue:
Product	21,496	16,571
Service	2,759	2,287
Total cost of revenue	24,255	18,858
Gross profit	50,797	38,383
Operating expenses:
Research and development	18,139	13,778
Sales and marketing	23,270	16,851
General and administrative	8,437	7,932
Total operating expenses	49,846	38,561
Operating income (loss)	951	(178)
Interest income	46	34
Other expense, net	(26)	(77)
Income (loss) before income taxes	971	(221)
Income tax expense (benefit)	698	(535)
Net income	$273	$314
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares used in computing net income per share:
Basic	81,277	74,201
Diluted	93,311	94,325
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$273	$314
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(6)	—
Comprehensive income	$267	$314
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$273	$314
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,916	1,387
Provision for doubtful accounts	400	532
Stock-based compensation	6,346	4,030
Amortization of investment premiums, net of accretion of purchase discounts	321	—
Deferred income taxes	420	(443)
Excess income tax benefit from the exercise of stock options	(952)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,565)	(1,583)
Inventories	(664)	142
Deferred costs	654	385
Prepaid expenses and other current assets	(70)	(466)
Other assets	59	30
Accounts payable	(1,121)	(2,714)
Accrued compensation	1,751	(1,835)
Accrued liabilities	1,624	551
Deferred revenue	(1,831)	(3,128)
Net cash provided by (used in) operating activities	3,561	(2,798)
Cash flows from investing activities
Purchase of investments	(42,687)	—
Proceeds from the maturity of investments	26,603	—
Purchase of property and equipment	(2,185)	(1,696)
Increase in facility lease deposits	—	(31)
Net cash used in investing activities	(18,269)	(1,727)
Cash flows from financing activities:
Initial public offering costs	—	(839)
Proceeds from exercise of stock options	2,241	76
Excess income tax benefit from the exercise of stock options	952	—
Net cash provided by (used in) financing activities	3,193	(763)
Net decrease in cash and cash equivalents	(11,515)	(5,288)
Cash and cash equivalents at beginning of period	91,282	133,386
Cash and cash equivalents at end of period	$79,767	$128,098

See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information
Income taxes paid	$90	$239
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$574	$769
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Ruckus Wireless, Inc. (“Ruckus”) is a leading provider of carrier-class Wi-Fi solutions. Ruckus’s solutions, which it calls Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Ruckus’s Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’s products include gateways, wireless local area network (“WLAN”) controllers and high performance access points. These products incorporate the Company’s patented and proprietary technologies, such as Smart Radio, Smart QoS, Smart Mesh and Smart Scale, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Ruckus’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014.
The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2014 or any future period.
Principles of Consolidation— The condensed financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates— The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, allowance for doubtful accounts, goodwill and intangible valuation, the fair value of stock awards, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements—In June 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard gives guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The guidance became effective for the Company in the first quarter of 2014. The adoption of this guidance did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.
Concentrations of Credit Risk and Significant Customers— Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.

The percentages of revenues from individual customers totaling greater than 10% of total consolidated Company revenues were as follows:

	Three Months Ended March 31,
	2014	2013
Distributor A	14.8%	13.5%
Distributor B	12.9%	11.0%
Distributor C	11.9%	*
* Less than 10%
The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	March 31,	December 31,
	2014	2013
Distributor C	17.0%	10.4%
Distributor A	14.3%	11.6%
Distributor D	*	11.2%
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the three months ended March 31, 2014. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,051	$29,051	$—	$—
Corporate bonds	3,005	—	3,005	—
Short-term investments:
Corporate bonds	54,748	—	54,748	—
Commercial paper	21,874	—	21,874	—
Total assets measured and recorded at fair value	$108,678	$29,051	$79,627	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,773	$47,773	$—	$—
Short-term investments:
Corporate bonds	47,290	—	47,290	—
Commercial paper	13,588	—	13,588	—
Total assets measured and recorded at fair value	$108,651	$47,773	$60,878	$—
NOTE 3—INVESTMENTS
Investments consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$54,760	$9	$(21)	$54,748
Commercial paper	21,874	—	—	21,874
Total	$76,634	$9	$(21)	$76,622
All of the Company's investments have a contractual maturity of less than 12 months from March 31, 2014. The gross realized gains and gross realized losses related to the Company’s available-for-sale investments were not material for the three months ended March 31, 2014.
Investments in an unrealized loss position at March 31, 2014 consisted of the following (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds	$28,745	$(21)
The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.
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
Former YFind employees who became the employees of the Company were granted 219,782 restricted stock units (“RSUs”) and 51,900 stock options under the Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards of $3.6 million will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses of up to $0.4 million to certain former YFind employees who became employees of the Company, over two years from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the quarter ended March 31, 2014, the Company recorded compensation costs of $0.3 million in research and development expenses associated with the equity awards and the retention bonuses.

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
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
March 31, 2014:
Purchased technology	$6,600	$(3,259)	$3,341	2.5 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(3,259)	$9,341
December 31, 2013:
Purchased technology	$6,600	$(2,929)	$3,671	2.8 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,929)	$9,671
On July 18, 2013, the Company recorded the fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The in-process research and development is expected to be put in service in the second quarter of 2014 and will be amortized over its estimated useful life of four years.
Estimated future amortization of intangible assets at March 31, 2014, excluding in-process research and development of $6.0 million, is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining nine months)	$990
2015	1,320
2016	1,031
Total amortization	$3,341
The Company had goodwill of $9.9 million as of March 31, 2014 and December 31, 2013. No impairment has been recognized related to the goodwill balances.

NOTE 6—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Product	$18,472	$21,732
Service	19,934	18,505
Total deferred revenue	$38,406	$40,237
Reported as:
Current	$30,264	$33,139
Non-current	8,142	7,098
Total deferred revenue	$38,406	$40,237
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue represents support contracts billed in advance and revenue is recognized ratably over the support period, typically one to five years.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Beijing, China and Taipei, Taiwan, and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2014 (remaining nine months)	$2,885
2015	3,289
2016	2,591
2017	2,358
2018	2,353
Thereafter	9,913
Operating lease obligations	$23,389
Litigation—The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the three months ended March 31, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the condensed consolidated statements of operations.
Purchase Commitments—As of March 31, 2014, the Company had current purchase commitments of $11.4 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of March 31, 2014 and December 31, 2013.

Reimbursement of Penalties—As of March 31, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,038	$725
Changes in existing warranty	93	20
Warranty expense	256	179
Obligations fulfilled	(491)	(150)
Balance at end of period	$896	$774
NOTE 8—EQUITY AWARD PLAN
Stock Option and Restricted Stock Unit Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	19,609	$4.51	7.3	$195,142
Options granted	111	13.44
Options exercised	(1,119)	2.00
Options forfeited	(98)	8.47
Balance, March 31, 2014	18,503	$4.69	7.1	$147,570
Options exercisable as of March 31, 2014	10,730	$2.84	6.4	$101,973
Options vested and expected to vest as of March 31, 2014	18,184	$4.60	7.1	$146,215
The weighted average grant date fair value of stock options was approximately $8.04 and $14.00 per share for the three months ended March 31, 2014 and 2013, respectively.
The total intrinsic value of options exercised was approximately $13.3 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the outstanding activity of RSUs and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,011	$17.11	1.6	$14,356
RSUs granted	55	13.52
RSUs vested	(126)	20.80
RSUs forfeited	(8)	18.94
Balance, March 31, 2014	932	$16.38	1.6	$11,330
The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of March 31, 2014 (in thousands):

Number of Shares
Balance, December 31, 2013	8,547
Additional shares reserved for issuance	4,035
RSUs granted	(55)
RSUs forfeited	8
Options granted	(111)
Options forfeited	98
Balance, March 31, 2014	12,522
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

The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to non-employees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company’s condensed consolidated statement of operations during the period the related services are rendered.

Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended March 31,
	2014	2013
Volatility	64.3%	71.0%
Expected term (years)	6.1	6.0
Risk-free interest rate	2.0%	0.8%
Dividend yield	—	—

Employee Stock Purchase Plan
There were no stock purchase rights granted under the ESPP during the three months ended March 31, 2014 and 2013.
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded for stock awards issued to employees and non-employees (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$245	$176
Research and development	2,096	1,299
Sales and marketing	1,615	1,005
General and administrative	2,390	1,550
Total stock-based compensation	6,346	4,030
Tax benefit from stock-based compensation	(1,635)	—
Total stock-based compensation, net of tax effect	$4,711	$4,030
At March 31, 2014, the total unrecognized stock-based compensation expense related to employees and non-employees under the Company's stock plans was $45.5 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.1 years.

NOTE 9—EARNINGS PER SHARE
Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$273	$314
Denominator:
Weighted-average shares used in computing net income per share:
Basic	81,277	74,201
Weighted-average effect of potentially dilutive shares:
Employee stock options	11,920	19,874
RSUs and other dilutive securities	114	250
Diluted	93,311	94,325
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	2,305	641
RSUs and other dilutive securities	745	—
Total	3,050	641
NOTE 10—INCOME TAXES

Income tax expense of $0.7 million for the three months ended March 31, 2014 was primarily due to certain nondeductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The tax benefit of $0.5 million for the three months ended March 31, 2013 was primarily due to the retroactive extension of federal R&D credits.

The Company evaluates the realization of its deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, the Company believes that the realization of its deferred tax assets is more likely than not and therefore its deferred tax assets are without a valuation allowance. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, a valuation allowance would be recorded with an increase in tax expense in the consolidated statements of operations and without any change in net cash provided by operating activities in the consolidated statements of cash flows.
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

The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2014	2013
Americas:
United States	$38,475	$23,576
Other Americas	2,012	1,879
Total Americas	40,487	25,455
EMEA:
United Kingdom	5,914	6,989
Other EMEA	14,138	8,626
Total EMEA	20,052	15,615
APAC:
Total APAC	14,513	16,171
Total revenue	$75,052	$57,241
As of March 31, 2014, the Company had property and equipment, net, of $7.8 million, $3.5 million and $0.2 million located in the United States, APAC, and EMEA, respectively.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this discussion and analysis and elsewhere in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
Our products have been sold to over 36,000 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, healthcare, warehousing and logistics, corporate enterprise, retail, state and local governments and public venues, such as stadiums, convention centers, airports and major outdoor public areas.
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
As demand for our products from service providers increased, we recognized the need to enable service providers to integrate their Wi-Fi and cellular network infrastructures. Therefore, we significantly increased our research and development activities to address network integration requirements of service providers. Consistent with that focus, we launched our SmartCell gateway in the first quarter of 2012 to enable service providers to support and manage our Smart Wi-Fi access points and to serve as a platform for integration of Wi-Fi and other services into the service provider network infrastructure. In the third quarter of 2013, we acquired YFind Technologies Private Limited, or YFind, for its in-process research and development and expertise related to indoor positioning and real-time location-based analytics. We plan to release Smart Positioning Technology or SPoT in the second quarter of 2014, which features the technology acquired from YFind.
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
Service Revenue.  Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on an “if and when available” basis, expedited replacement for defective gateways, controllers or access points, telephone and internet access to technical support personnel and hardware support. PCS is typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, as well as the size of orders from customers. Our products currently have higher gross margins than our services, arising from the expansion of our service operations to manage growth. We expect our gross margins to fluctuate over time depending on the factors described above.
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
General and Administrative.  General and administrative expenses consist primarily of personnel costs and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal, audit and accounting services, depreciation and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will fluctuate on an absolute and percentage of sales basis in the near term as we continue to incur expenses associated with being a publicly traded company and incur legal fees associated with patent litigation matters.
Interest Income
Interest income consists of interest from our cash, cash equivalents and short-term investments and accretion of discount or amortization of premium on short-term investments.
Other Expense, net
For the three months ended March 31, 2014, other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At March 31, 2014, no valuation allowance has been provided against the Company's deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	93.4%	93.1%
Service	6.6	6.9
Total revenue	100.0	100.0
Cost of revenue:
Product	28.6	28.9
Service	3.7	4.0
Total cost of revenue	32.3	32.9
Gross profit	67.7	67.1
Operating expenses:
Research and development	24.2	24.1
Sales and marketing	31.0	29.4
General and administrative	11.2	13.9
Total operating expenses	66.4	67.4
Operating income (loss)	1.3	(0.3)
Interest income	—	0.1
Other expense, net	—	(0.1)
Income (loss) before income taxes	1.3	(0.3)
Income tax expense (benefit)	0.9	(0.9)
Net income	0.4%	0.6%

Revenues

	Three Months Ended March 31,				Change
	2014		2013		2014 to 2013
	Amount	% of Revenue	Amount	% of Revenue	Dollars	Percent
	(dollars in thousands)
Revenue:
Product	$70,075	93.4%	$53,311	93.1%	$16,764	31.4%
Service	4,977	6.6%	3,930	6.9%	$1,047	26.6%
Total revenue	$75,052	100%	$57,241	100%	$17,811	31.1%

	Three Months Ended March 31,				Change
	2014		2013		2014 to 2013
	Amount	% of Revenue	Amount	% of Revenue	Dollars	Percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$40,487	54.0%	$25,455	44.5%	$15,032	59.1%
EMEA	20,052	26.7%	15,615	27.3%	4,437	28.4%
APAC	14,513	19.3%	16,171	28.2%	(1,658)	(10.3)%
Total revenue	$75,052	100%	$57,241	100%	$17,811	31.1%
Product revenue increased by $16.8 million, or 31.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily driven by an increase in sales of our gateways, controllers and access points to new and existing end-customers. The total number of end-customers increased by approximately 3,000 during the three months ended March 31, 2014, to over 36,000 at March 31, 2014, compared to an increase in new end-customers of approximately 2,700 during the three months ended March 31, 2013 to over 24,000 at March 31, 2013.
Service revenue increased by $1.0 million, or 26.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily related to the increase in PCS sales in connection with the increased sales of our gateways, controllers and access points and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
The Americas and EMEA contributed to the majority of the revenue increase between the periods. Revenue from Americas and EMEA increased during the three months ended March 31, 2014 primarily due to our investment to expand our sales team into new and existing territories and enter new enterprise verticals, as well as an increased number of channel partners in each region focused on selling our gateways, controllers and access points. APAC revenues decreased between the periods primarily due to a non-recurring $2.6 million in product revenue recognized in the first quarter of 2013 following the expiration of future product rights related to a service provider.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Cost of revenue
Product	$21,496	$16,571	$4,925	29.7%
Service	2,759	2,287	472	20.6%
Total cost of revenue	$24,255	$18,858	$5,397	28.6%

	Three Months Ended March 31,				Change
	2014		2013		2014 to 2013
	Amount	Gross Margin	Amount	Gross Margin	Dollars	Gross Margin
	(dollars in thousands)
Gross profit
Product	$48,579	69.3%	$36,740	68.9%	$11,839	0.4
Service	2,218	44.6%	1,643	41.8%	575	2.8
Total gross profit	$50,797	67.7%	$38,383	67.1%	$12,414	0.6
Total gross profit for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased 0.6 percentage points.
For the three months ended March 31, 2014, product gross margin increased by 0.4 percentage points, compared to the three months ended March 31, 2013. Economies of scale from manufacturing and operations contributed a 3.9 percentage point increase in product gross margin, offset by a 1.5 percentage point decline from increased inventory write downs due to product end of life and a 0.5 percentage point decline from inbound inventory freight charges to meet customer demand. In addition, for the three months ended March 31, 2013, we benefited from a non-recurring 1.6 percentage point increase in product gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the three months ended March 31, 2014, the increase of 2.8 percentage points in service gross margin was primarily the result of a 26.6% growth in service revenue offset, in part, by an increase in service costs of 20.6%, arising from the expansion of our service operations to manage growth.
Research and Development

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Research and development	$18,139	$13,778	$4,361	31.7%
% of revenue	24.2%	24.1%
The $4.4 million increase in research and development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to an increase in personnel and related expenses of $3.1 million, which included increases in bonuses of $0.9 million and stock-based compensation of $0.8 million. We also had increased consulting and contractor expense of $1.0 million, primarily related to outsourced development work.

Sales and Marketing

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Sales and marketing	$23,270	$16,851	$6,419	38.1%
% of revenue	31.0%	29.4%
The $6.4 million increase in sales and marketing expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to an increase in personnel and related expenses as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related expenses increased $5.4 million, which included an increases in bonuses and commissions of $1.9 million and stock-based compensation of $0.8 million. Sales and marketing program expenses also increased by $0.6 million, primarily due to public relations, channel marketing and trade shows.
General and Administrative

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
General and administrative	$8,437	$7,932	$505	6.4%
% of revenue	11.2%	13.9%
The $0.5 million increase in general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to an increase in personnel and related expenses of $1.7 million, which included an increase in stock-based compensation of $0.8 million. The increase was offset by net settlement gains of $0.8 million related to patent litigation claims.
Interest Income

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Interest Income	$46	$34	$12	35.3%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Other expense, net	$26	$77	$(51)	(66.2)%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2014	2013	2014 to 2013
	Amount	Amount	Dollars	Percent
	(dollars in thousands)
Income tax expense (benefit)	$698	$(535)	$1,233	—
The income tax expense of $0.7 million for the three months ended March 31, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.5 million for the three months ended March 31, 2013 was primarily due to the retroactive extension of the federal R&D credit.

Liquidity and Capital Resources

	March 31,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$79,767	$91,282
Short-term investments	76,622	60,878
	$156,389	$152,160

	Three Months Ended March 31,
	2014	2013

Net cash provided by (used in) operating activities	$3,561	$(2,798)
Net cash used in investing activities	(18,269)	(1,727)
Net cash provided by (used in) financing activities	3,193	(763)
Net decrease in cash and cash equivalents	$(11,515)	$(5,288)
We had cash, cash equivalents and short-term investments of $156.4 million at March 31, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds and commercial paper. As of March 31, 2014, $2.4 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We plan to continue to invest in long-term growth and we anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with our investments and cash provided by operations will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
We generated $3.6 million of cash from operating activities during the three months ended March 31, 2014 resulting from our net income of $0.3 million, adjusted for non-cash net charges of $8.5 million and offset by changes in our net operating assets and liabilities of $5.2 million. The non-cash net charges consisted mainly of stock-based compensation of $6.3 million and depreciation and amortization of $1.9 million. Changes in our operating assets and liabilities was primarily due to the increase in our accounts receivable, net of $5.6 million due to increased shipments at quarter-end.
We used $2.8 million of cash from operating activities during the three months ended March 31, 2013 resulting from our net income of $0.3 million, adjusted for non-cash net charges of $5.5 million and offset by changes in our operating assets and liabilities of $8.6 million. The non-cash net charges consisted primarily stock-based compensation of $4.0 million, depreciation and amortization of $1.4 million, and the provision for doubtful accounts of $0.5 million.

Investing Activities
Our primary investing activities have consisted of purchases, maturities, and sales of short-term investments and purchases of property and equipment related to leasehold improvements, technology hardware and tooling to support our growth in headcount and to support operations and our corporate infrastructure, as well as payments for intangible assets and acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.
Cash used in investing activities during the three months ended March 31, 2014 was $18.3 million, as a result of $42.7 million related to purchase of investments, $2.2 million related to purchase of property and equipment, offset by $26.6 million in proceeds from the maturity of investments.
Cash used in investing activities during the three months ended March 31, 2013 was $1.7 million, which primarily related to purchases of property and equipment.
Financing Activities
Our financing activities consist of proceeds from sales of shares through employee equity award plans.
Cash generated from financing activities during the three months ended March 31, 2014 was $3.2 million, of which $2.2 million related to the exercise of stock options and $1.0 million was due to excess income tax benefit from the exercise of stock options.
Cash used in financing activities during the three months ended March 31, 2013 was $0.8 million, which related to the payment of offering costs related to our IPO that were accrued as of December 31, 2012.
Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at March 31, 2014, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,389	$3,830	$5,565	$4,686	$9,308
Purchase commitments(1)	11,428	11,428	—	—	—
Total	$34,817	$15,258	$5,565	$4,686	$9,308

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $156.4 million and $152.2 million as of March 31, 2014 and December 31, 2013, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At March 31, 2014, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.3 million as of March 31, 2014. Such losses would only be realized if we sold the investments prior to maturity.
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
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 7 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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

The risks factors set forth below are unchanged substantively at March 31, 2014 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
With respect to service providers, we have only a short history of making sales, and there remains uncertainty as to whether a significant service provider market for our products will develop. Sales to service providers have been characterized by large and sporadic purchases, in addition to long sales cycles. Sales activity to service providers depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in their country of operations. The nature of this sales activity to service providers can result in further fluctuations in our operating results from period to period. Orders from service providers could decline for many reasons unrelated to the competitiveness of our products and services within their respective markets, such as advances in competing technologies. Our service provider end-customers typically have long implementation cycles, require a broader range of services, and often require acceptance terms that can lead to a delay in revenue recognition. Some of our current or prospective service provider end-customers have canceled or delayed and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty and, consequently, our financial position, results of operations or cash flows may be adversely affected. Weakness in orders from service providers, including as a result of any slowdown in capital expenditures by service providers, which may be more prevalent during a global economic downturn or periods of economic uncertainty, could have a material adverse effect on our business, financial position, results of operations, cash flows and stock price.
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
During 2012, we remediated the previously identified material weakness. As of March 31, 2014, we have identified no material weaknesses. However, we cannot be certain that material weaknesses will not be discovered in the future. If material weaknesses occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.
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
We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2014 and years ended December 31, 2013 and 2012, 49%, 55% and 57% of our revenue, respectively, was attributable to our international customers. As of March 31, 2014, approximately 54% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.

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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $10.24 and as high as $26.50 through March 31, 2014. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of March 31, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 13.4% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls or determine we have a material weakness in our internal controls, as required by Section 404 of the Sarbanes-Oxley Act, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 16, 2012 pursuant to Rule 424(b). As of March 31, 2014, we have used all of the proceeds from our IPO for working capital and general corporate purposes.

ITEM 3.         DEFAULT UPON SENIOR SECURITIES

Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

PART IV

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

RUCKUS WIRELESS, INC.

Date: April 30, 2014	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: April 30, 2014	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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