Form 10-Q
period 2014-06-30
RUCKUS WIRELESS INC
filed 2014-07-31
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On July 25, 2014, 82,735,732 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$93,017	$91,282
Short-term investments	77,224	60,878
Accounts receivable, net of allowance for doubtful accounts of $800 and $400 as of June 30, 2014 and December 31, 2013, respectively	58,702	44,638
Inventories	16,609	16,748
Deferred costs	4,312	4,207
Deferred tax assets	7,736	7,715
Prepaid expenses and other current assets	5,674	5,227
Total current assets	263,274	230,695
Property and equipment, net	12,365	11,472
Goodwill	9,945	9,945
Intangible assets, net	8,761	9,671
Non-current deferred tax asset	14,717	15,317
Restricted cash	5,000	5,000
Other assets	1,363	1,122
Total assets	$315,425	$283,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,785	$19,131
Accrued compensation	14,051	11,759
Accrued liabilities	7,318	6,231
Deferred revenue	38,483	33,139
Total current liabilities	78,637	70,260
Non-current deferred revenue	9,023	7,098
Non-current deferred tax liabilities	854	854
Other non-current liabilities	1,249	1,161
Total liabilities	89,763	79,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of June 30, 2014 and December 31, 2013; 82,662 and 80,691 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	83	81
Additional paid–in capital	245,687	225,575
Accumulated other comprehensive loss	(15)	(2)
Accumulated deficit	(20,093)	(21,805)
Total stockholders’ equity	225,662	203,849
Total liabilities and stockholders’ equity	$315,425	$283,222
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$75,352	$59,663	$145,427	$112,974
Service	5,648	4,210	10,625	8,140
Total revenue	81,000	63,873	156,052	121,114
Cost of revenue:
Product	22,209	18,923	43,705	35,494
Service	2,932	2,447	5,691	4,734
Total cost of revenue	25,141	21,370	49,396	40,228
Gross profit	55,859	42,503	106,656	80,886
Operating expenses:
Research and development	18,954	14,934	37,093	28,712
Sales and marketing	24,412	19,564	47,682	36,415
General and administrative	8,358	6,950	16,795	14,882
Total operating expenses	51,724	41,448	101,570	80,009
Operating income	4,135	1,055	5,086	877
Interest income	46	48	92	82
Other expense, net	(84)	(150)	(110)	(227)
Income before income taxes	4,097	953	5,068	732
Income tax expense (benefit)	2,658	251	3,356	(284)
Net income	$1,439	$702	$1,712	$1,016
Net income per share:
Basic	$0.02	$0.01	$0.02	$0.01
Diluted	$0.02	$0.01	$0.02	$0.01
Weighted average shares used in computing net income per share:
Basic	82,315	75,352	81,799	74,779
Diluted	92,358	92,595	92,967	93,649
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,439	$702	$1,712	$1,016
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(7)	(38)	(13)	(38)
Comprehensive income	$1,432	$664	$1,699	$978
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,712	$1,016
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,261	2,983
Provision for doubtful accounts	400	634
Stock-based compensation	12,686	8,343
Amortization of investment premiums, net of accretion of purchase discounts	580	256
Deferred income taxes	2,812	(444)
Excess income tax benefit from the exercise of stock options	(2,226)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,464)	(11,987)
Inventories	139	(781)
Deferred costs	(105)	677
Prepaid expenses and other current assets	(379)	(1,246)
Other assets	(226)	29
Accounts payable	(67)	(962)
Accrued compensation	2,292	1,492
Accrued liabilities	1,175	528
Deferred revenue	7,269	(1,983)
Net cash provided by (used in) operating activities	15,859	(1,445)
Cash flows from investing activities
Purchase of investments	(66,335)	(54,249)
Proceeds from the maturity of investments	49,321	—
Purchase of property and equipment	(4,523)	(3,897)
Increase in facility lease deposits	(15)	(31)
Cash used in acquisition	—	(1,000)
Change in restricted cash	—	(5,000)
Net cash used in investing activities	(21,552)	(64,177)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,169	2,655
Proceeds from employee stock purchase plan	2,033	1,486
Excess income tax benefit from the exercise of stock options	2,226	—
Initial public offering costs	—	(839)
Net cash provided by financing activities	7,428	3,302
Net increase (decrease) in cash and cash equivalents	1,735	(62,320)
Cash and cash equivalents at beginning of period	91,282	133,386
Cash and cash equivalents at end of period	$93,017	$71,066

See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid for income taxes	$426	$539
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$832	$690
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a leading provider of carrier-class Wi-Fi solutions. Ruckus’s solutions, which it calls Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Ruckus’s Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’s products include gateways, wireless local area network (“WLAN”) controllers and high performance access points. These products incorporate the Company’s patented and proprietary technologies, such as Smart Radio, Smart QoS, Smart Mesh and Smart Scale, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
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
Use of Estimates— The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, allowance for doubtful accounts, goodwill and intangible valuation, the fair value of stock awards, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements— In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued ASU 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in the first quarter of 2017, with no early adoption permitted. This standard may be adopted using either a full retrospective application or a modified retrospective application, where the cumulative effect of initially adopting the standard is recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this accounting standard on its consolidated financial position, results of operations and cash flows.
Concentrations of Credit Risk and Significant Customers— Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.

The percentages of revenues from individual customers totaling greater than 10% of total consolidated Company revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributor A	15.8%	17.1%	15.3%	15.4%
Distributor B	14.0%	12.8%	13.5%	12.0%
Distributor C	11.8%	*	11.8%	*
* Less than 10%
The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	June 30,	December 31,
	2014	2013
Distributor C	20.5%	10.4%
Distributor A	*	11.6%
Distributor D	*	11.2%
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the six months ended June 30, 2014. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,524	$31,524	$—	$—
Corporate debt securities	77,224	—	77,224	—
Total assets measured and recorded at fair value	$108,748	$31,524	$77,224	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,773	$47,773	$—	$—
Corporate debt securities	60,878	—	60,878	—
Total assets measured and recorded at fair value	$108,651	$47,773	$60,878	$—

NOTE 3—INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$77,247	$2	$(25)	$77,224

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$60,882	$9	$(13)	$60,878
All of the Company's investments have a contractual maturity of less than 12 months from June 30, 2014. The gross realized gains and gross realized losses related to the Company’s available-for-sale investments were not material for the three and six months ended June 30, 2014.
Investments in an unrealized loss position at June 30, 2014 consisted of the following (in thousands):

	Less Than 12 Months
	Fair Value	Unrealized Loss
Corporate debt securities	$34,304	$(25)
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
Former YFind employees who became the employees of the Company were granted 219,782 restricted stock units (“RSUs”) and 51,900 stock options under the Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards of $3.6 million will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses of up to $0.4 million to certain former YFind employees who became employees of the Company, over two years from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the three and six months ended June 30, 2014, the Company recorded compensation costs of $0.4 million and $0.7 million, respectively, in research and development expenses associated with the equity awards and the retention bonuses.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
June 30, 2014:
Purchased technology	$12,600	$(3,839)	$8,761	3.0 years
December 31, 2013:
Purchased technology	$6,600	$(2,929)	$3,671	2.8 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,929)	$9,671
On July 18, 2013, the Company recorded the fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. The in-process research and development, which was completed on May 1, 2014, was transferred to purchased technology and will be amortized over its estimated useful life of four years.
The following table presents the estimated future amortization expense of intangible assets as of June 30, 2014 (in thousands):

Year ending December 31,	Amount
2014 (remaining six months)	$1,410
2015	2,820
2016	2,531
2017	1,500
2018	500
Total amortization	$8,761
The Company had goodwill of $9.9 million as of June 30, 2014 and December 31, 2013. No impairment has been recognized related to the goodwill balance.

NOTE 6—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Product	$22,927	$21,732
Service	24,579	18,505
Total deferred revenue	$47,506	$40,237
Reported as:
Current	$38,483	$33,139
Non-current	9,023	7,098
Total deferred revenue	$47,506	$40,237
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts billed in advance and revenue is recognized ratably over the support period, typically one to five years.

NOTE 7—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Beijing, China, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2014 (remaining six months)	$1,841
2015	3,687
2016	2,988
2017	2,646
2018	2,590
Thereafter	10,033
Operating lease obligations	$23,785
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the six months ended June 30, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the condensed consolidated statements of operations. The Company did not have material settlement gains or losses for the three months ended June 30, 2014, and three and six months ended June 30, 2013.
Purchase Commitments— As of June 30, 2014, the Company had current purchase commitments of $18.1 million for inventory and specific contractual services.
Indemnification Agreements— The Company indemnifies its directors for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the director’s term of service. The Company may terminate the indemnification agreements with its directors upon the termination of their services as directors of the Company, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director insurance liability policy that limits its exposure. The Company believes the fair value of these indemnification agreements is minimal. The Company has also entered into customary indemnification agreements with each of its officers.

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
The Company has not recorded any liabilities for these agreements as of June 30, 2014 and December 31, 2013.
Reimbursement of Penalties— As of June 30, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
Warranties— The Company offers a limited lifetime hardware warranty on its indoor WLAN products and a limited warranty for all other hardware products for a period of up to one year. The Company estimates the costs that may be incurred under its warranties and records a liability for products sold as a charge to cost of revenue. Estimates of future warranty costs are largely based on historical experience of product failure rates and material usage incurred in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$896	$774	$1,038	$725
Changes in existing warranty	(207)	(45)	(114)	(25)
Warranty expense	298	113	554	292
Obligations fulfilled	(140)	(91)	(631)	(241)
Balance at end of period	$847	$751	$847	$751

NOTE 8—EQUITY AWARD PLAN
Stock Option and Restricted Stock Unit Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	19,609	$4.51	7.3	$195,142
Options granted	338	11.53
Options exercised	(1,531)	2.07
Options forfeited	(337)	9.80
Balance, June 30, 2014	18,079	$4.75	6.9	$139,004
Options exercisable as of June 30, 2014	11,385	$3.13	6.2	$102,842
Options vested and expected to vest as of June 30, 2014	17,833	$4.67	6.9	$138,073

The weighted average grant date fair value of stock options was approximately $6.26 and $10.98 per share for the three months ended June 30, 2014 and 2013, respectively, and $6.84 and $12.91 for the six months ended June 30, 2014 and 2013, respectively.
The total intrinsic value of options exercised was approximately $3.4 million and $25.0 million for the three months ended June 30, 2014 and 2013, respectively, and $16.7 million and $25.6 million for the six months ended June 30, 2014 and 2013.
The following table summarizes the outstanding activity of RSUs and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,011	$17.11	1.6	$14,356
RSUs granted	648	11.16
RSUs vested	(178)	19.67
RSUs forfeited	(50)	16.27
Balance, June 30, 2014	1,431	$14.12	1.5	$17,039

The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of June 30, 2014 (in thousands):

Number of Shares
Balance, December 31, 2013	8,547
Additional shares reserved for issuance	4,035
RSUs granted	(648)
RSUs forfeited	50
Options granted	(338)
Options forfeited	337
Balance, June 30, 2014	11,983
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

Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility	63.5%	69.2%	63.8%	70.3%
Expected term (years)	6.1	6.1	6.1	6.0
Risk-free interest rate	1.9%	1.7%	1.9%	1.1%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan
The following table summarizes the assumptions relating to the Company's ESPP:

	Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013
Volatility	45.8%	57.6%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded for stock awards issued to employees and non-employees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$253	$206	$498	$382
Research and development	2,126	1,479	4,222	2,778
Sales and marketing	1,710	1,182	3,325	2,187
General and administrative	2,251	1,446	4,641	2,996
Total stock-based compensation	$6,340	$4,313	$12,686	$8,343
At June 30, 2014, the total unrecognized stock-based compensation expense related to employees and non-employees under the Company's stock plans was $46.2 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.0 years.

NOTE 9—EARNINGS PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,439	$702	$1,712	$1,016
Denominator:
Weighted-average shares used in computing basic net income per share	82,315	75,352	81,799	74,779
Weighted-average effect of potentially dilutive shares:
Employee stock options	9,994	17,155	11,032	18,662
RSUs and ESPP	49	88	136	208
Diluted	92,358	92,595	92,967	93,649
Net income per share:
Basic	$0.02	$0.01	$0.02	$0.01
Diluted	$0.02	$0.01	$0.02	$0.01
The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,419	807	2,333	736
RSUs and ESPP	946	317	772	206
Total	3,365	1,124	3,105	942

NOTE 10—INCOME TAXES

The income tax expense of $2.7 million for the three months ended June 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax expense of $0.3 million for the three months ended June 30, 2013, consists of federal, foreign, and state income taxes. The effective tax rate for the three months ended June 30, 2013 is lower than the federal statutory rate primarily due primarily to certain stock compensation deductions.
The income tax expense of $3.4 million for the six months ended June 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.3 million for the six months ended June 30, 2013 primarily relates to the extension of the R&D credit by Congress in January 2013.
The Company evaluates the realization of its deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, the Company believes that the realization of its deferred tax assets is more likely than not and, therefore, a valuation allowance against its deferred tax assets is not required. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If future circumstances require a valuation allowance to be recorded, there would be an increase in tax expense in the consolidated statements of operations without any change in net cash provided by operating activities in the consolidated statements of cash flows.

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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas:
United States	$39,667	$30,403	$78,142	$53,979
Other Americas	2,274	3,519	4,286	5,398
Total Americas	41,941	33,922	82,428	59,377
EMEA:
United Kingdom	6,691	6,795	12,605	13,784
Other EMEA	14,728	9,807	28,866	18,433
Total EMEA	21,419	16,602	41,471	32,217
APAC:
Total APAC	17,640	13,349	32,153	29,520
Total revenue	81,000	63,873	156,052	121,114
As of June 30, 2014, the Company had property and equipment, net, of $7.7 million, $4.1 million and $0.6 million located in the Americas, APAC, and EMEA, respectively.

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
Our products have been sold to over 40,000 end-customers worldwide. Our service provider end-customers include mobile operators, cable companies, wholesale operators and fixed-line carriers. Our enterprise end-customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports, and major outdoor public areas.
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
In the third quarter of 2013, we acquired YFind Technologies Private Limited, or YFind, for its in-process research and development and expertise related to indoor positioning and real-time location-based analytics. We released Smart Positioning Technology or SPoT in the second quarter of 2014, which features the technology acquired from YFind.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At June 30, 2014, no valuation allowance has been provided against the Company's deferred tax assets.
Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	93.0%	93.4%	93.2%	93.3%
Service	7.0	6.6	6.8	6.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	27.4	29.6	28.0	29.3
Service	3.6	3.9	3.6	3.9
Total cost of revenue	31.0	33.5	31.6	33.2
Gross profit	69.0	66.5	68.4	66.8
Operating expenses:
Research and development	23.4	23.4	23.8	23.7
Sales and marketing	30.2	30.6	30.6	30.1
General and administrative	10.3	10.9	10.7	12.3
Total operating expenses	63.9	64.9	65.1	66.1
Operating income	5.1	1.6	3.3	0.7
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Income before income taxes	5.1	1.5	3.3	0.6
Income tax expense (benefit)	3.3	0.4	2.2	(0.2)
Net income	1.8%	1.1%	1.1%	0.8%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Revenue:
Product	$75,352	$59,663	$15,689	26.3%	$145,427	$112,974	$32,453	28.7%
Service	5,648	4,210	1,438	34.2%	10,625	8,140	2,485	30.5%
Total revenue	$81,000	$63,873	$17,127	26.8%	$156,052	$121,114	$34,938	28.8%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$41,941	$33,922	$8,019	23.6%	$82,428	$59,377	$23,051	38.8%
EMEA	21,419	16,602	4,817	29.0%	41,471	32,217	9,254	28.7%
APAC	17,640	13,349	4,291	32.1%	32,153	29,520	2,633	8.9%
Total revenue	$81,000	$63,873	$17,127	26.8%	$156,052	$121,114	$34,938	28.8%
Product revenue increased by $15.7 million, or 26.3%, and $32.5 million, or 28.7% for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase was primarily driven by an increase in sales of our products to new and existing end-customers. During the three and six months ended June 30, 2014, the total number of end-customers increased by approximately 3,900 and 6,900, respectively, to over 40,000 at June 30, 2014.
Service revenue increased by $1.4 million, or 34.2%, and $2.5 million, or 30.5% for the three months and six months ended June 30, 2014, respectively, compared to the three months and six months ended June 30, 2013. The increase was primarily related to the increase in PCS sales in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
Revenue from Americas, EMEA and APAC increased during the three and six months ended June 30, 2014 primarily due to our investment to expand our sales team into new and existing territories and enter new enterprise verticals, as well as an increased number of channel partners in each region focused on selling our products.
APAC revenue also increased due to a single service provider, representing approximately 22.5% and 14.5% of APAC revenue, respectively, for the three and six months ended June 30, 2014. In the first quarter of 2013, we recognized $2.6 million of non-recurring product revenue in APAC following the expiration of future product rights related to a service provider.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Cost of revenue
Product	$22,209	$18,923	$3,286	17.4%	$43,705	$35,494	$8,211	23.1%
Service	2,932	2,447	485	19.8%	5,691	4,734	957	20.2%
Total cost of revenue	$25,141	$21,370	$3,771	17.6%	$49,396	$40,228	$9,168	22.8%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Gross profit
Product	$53,143	$40,740	$12,403	30.4%	$101,722	$77,480	$24,242	31.3%
Service	2,716	1,763	953	54.1%	4,934	3,406	1,528	44.9%
Total gross profit	$55,859	$42,503	$13,356	31.4%	$106,656	$80,886	$25,770	31.9%
Product gross margin	70.5%	68.3%		2.2%	69.9%	68.6%		1.3%
Service gross margin	48.1%	41.9%		6.2%	46.4%	41.8%		4.6%
Total gross margin	69.0%	66.5%		2.5%	68.4%	66.8%		1.6%
Total gross margin for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 increased 2.5 and 1.6 percentage points, respectively.
For the three months ended June 30, 2014, product gross margin increased by 2.2 percentage points, compared to the three months ended June 30, 2013. The increase was primarily due to economies of scale from manufacturing and operations, which contributed a 2.4 percentage point increase to product gross margin and the discontinuation of the lower margin customer premises equipment, or CPE, product line, which provided an additional 0.7 percentage point increase to product gross margin. These product margin increases were offset primarily by a 1.1 percentage point decline due to increased inventory write downs from product end of life.
For the three months ended June 30, 2014, the increase of 6.2 percentage points in service gross margin was primarily the result of a 34.2% growth in service revenue offset, in part, by an increase in service costs of 19.8%, arising from the expansion of our service operations to manage growth.
For the six months ended June 30, 2014, product gross margin increased by 1.3 percentage points, compared to the six months ended June 30, 2013. The increase was primarily due to economies of scale from manufacturing and operations, which contributed a 3.6 percentage point increase to product gross margin and the discontinuation of the lower margin CPE product line, which provided an additional 1.0 percentage point increase to product gross margin. These product margin increases were offset primarily by a 1.5 percentage point decline due to increased freight costs to meet customer demand and a 1.3 percentage point decline due to increased inventory write downs from product end of life. In the first quarter of 2013, we benefited from a non-recurring 0.7 percentage point increase in gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the six months ended June 30, 2014, the increase of 4.6 percentage points in service gross margin was primarily the result of a 30.5% growth in service revenue offset, in part, by an increase in service costs of 20.2%, arising from the expansion of our service operations to manage growth.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Research and development	$18,954	$14,934	$4,020	26.9%	$37,093	$28,712	$8,381	29.2%
% of revenue	23.4%	23.4%			23.8%	23.7%
The $4.0 million increase in research and development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses of $2.2 million, which included an increase in salary expense of $0.7 million, bonuses of $1.0 million and stock-based compensation of $0.6 million. We also had higher product design and prototype costs of $1.0 million for new products and consulting and contractor expense of $0.5 million primarily related to outsourced development work.
The $8.4 million increase in research and development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related costs of $5.4 million, which included an increase in salary expense of $1.7 million, bonuses of $1.8 million and stock-based compensation of $1.4 million. In addition, we incurred higher consulting and contractor expense of $1.5 million primarily related to outsourced development work. We also had higher product design and prototype costs of $0.9 million for new products and increased depreciation expense of $0.7 million.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Sales and marketing	$24,412	$19,564	$4,848	24.8%	$47,682	$36,415	$11,267	30.9%
% of revenue	30.2%	30.6%			30.6%	30.1%
The $4.8 million increase in sales and marketing expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related expenses increased $3.7 million, which included an increase in salary expense of $1.6 million, bonuses and commissions of $1.2 million and stock-based compensation of $0.5 million. Travel expenses increased $0.5 million as a result of the overall increase in personnel in the sales organization.
The increase of $11.3 million in sales and marketing expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related costs as we increase our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related costs increased $9.1 million, which included an increase in salary expense of $3.7 million, bonus and commission expenses of $3.1 million and stock-based compensation of $1.1 million. Sales and marketing program expenses increased by $0.8 million, primarily due to public relations, channel marketing and trade shows. Travel expenses increased $0.7 million and overall allocations increased $0.5 million due to increased personnel.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
General and administrative	$8,358	$6,950	$1,408	20.3%	$16,795	$14,882	$1,913	12.9%
% of revenue	10.3%	10.9%			10.7%	12.3%
The $1.4 million increase in general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses of $1.6 million, which included an increase in salary expense of $0.5 million and stock-based compensation of $0.8 million.

The $1.9 million increase in general and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related costs of $3.3 million, which included an increase in salary expense of $0.8 million, bonus and commission expense of $0.6 million and stock-based compensation of $1.6 million. The increases were offset by net settlement gains of $0.8 million related to patent litigation matters.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Interest Income	$46	$48	$(2)	(4.2)%	$92	$82	$10	12.2%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.

Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Other expense, net	$84	$150	$(66)	(44.0)%	$110	$227	$(117)	(51.5)%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Income tax expense (benefit)	$2,658	$251	$2,407	—	$3,356	$(284)	$3,640	—
The income tax expense of $2.7 million for the three months ended June 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax expense of $0.3 million for the three months ended June 30, 2013, consists of federal, foreign, and state income taxes. The effective tax rate for the three months ended June 30, 2013 is lower than the federal statutory rate primarily due primarily to certain stock compensation deductions.
The income tax expense of $3.4 million for the six months ended June 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.3 million for the six months ended June 30, 2013 primarily relates to the extension of the R&D credit by Congress in January 2013.

Liquidity and Capital Resources

	June 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$93,017	$91,282
Short-term investments	77,224	60,878
	$170,241	$152,160

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$15,859	$(1,445)
Net cash used in investing activities	(21,552)	(64,177)
Net cash provided by financing activities	7,428	3,302
Net increase (decrease) in cash and cash equivalents	$1,735	$(62,320)
We had cash, cash equivalents and short-term investments of $170.2 million at June 30, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds and corporate debt securities. As of June 30, 2014, $2.1 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We generated $15.9 million of cash from operating activities during the six months ended June 30, 2014 resulting from our net income of $1.7 million, adjusted for non-cash net charges of $18.5 million and offset by changes in our net operating assets and liabilities of $4.3 million. The non-cash net charges consisted mainly of stock-based compensation of $12.7 million and depreciation and amortization of $4.3 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $14.5 million due to timing of shipments, offset by increased accrued compensation of $2.3 million primarily due to the higher attainment of commission and bonus targets, higher accrued liabilities of $1.2 million primarily due to higher incentive rebates earned by channel partners and deferred revenue of $7.3 million related to support renewals and timing of inventory sold through the channel.
We used $1.4 million of cash from operating activities during the six months ended June 30, 2013 resulting from changes in our operating assets and liabilities of $14.2 million, offset by our net income of $1.0 million and non-cash net charges of $11.8 million. Changes in our operating assets and liabilities was primarily due to the increase of our accounts receivable, net of $12.0 million due to increased shipments at quarter-end and decreased deferred revenue by $2.0 primarily due to timing of support renewals and inventory sold through the channel. The non-cash net charges consisted mainly of stock based compensation of $8.3 million and depreciation and amortization of $3.0 million.
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
Cash used in investing activities during the six months ended June 30, 2014 was $21.6 million, as a result of $66.3 million related to purchase of investments, $4.5 million related to purchase of property and equipment, offset by $49.3 million in proceeds from the maturity of investments.

Cash used in investing activities during the six months ended June 30, 2013 was $64.2 million, as a result of $54.2 million related to purchase of investments, $3.9 million related to purchase of property and equipment, $5.0 million related to a change in restricted cash and $1.0 million related to a previous acquisition.
Financing Activities
Our primary financing activities consist of proceeds from sales of shares through employee equity award plans.
Cash generated from financing activities during the three months ended June 30, 2014 was $7.4 million, of which $3.2 million related to the exercise of stock options, $2.0 million related to proceeds from employee stock purchase plan and $2.2 million related to excess income tax benefit from the exercise of stock options.
Cash generated in financing activities during the six months ended June 30, 2013 was $3.3 million, of which $2.7 million related to proceeds from exercise of stock options and $1.5 million related to proceeds from the employee stock purchase plan, partially offset by $0.8 million related to the payment of offering costs related to our IPO in November 2012.

Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at June 30, 2014, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,784	$3,875	$6,024	$5,181	$8,704
Purchase commitments (1)	18,058	18,058	—	—	—
Total	$41,842	$21,933	$6,024	$5,181	$8,704

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $170.2 million and $152.2 million as of June 30, 2014 and December 31, 2013, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At June 30, 2014, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.3 million as of June 30, 2014. Such losses would only be realized if we sold the investments prior to maturity.
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
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks factors set forth below are unchanged substantively at June 30, 2014 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
During 2012, we remediated the previously identified material weakness. As of June 30, 2014, we have identified no material weaknesses. However, we cannot be certain that material weaknesses will not be discovered in the future. If material weaknesses occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.
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
Pursuant to the Dodd-Frank Act, we adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational challenges if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.
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
Our cash, cash equivalents and investments are held in a variety of interest bearing instruments, including money market funds, corporate debt securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents or investments will not occur. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents and investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and investments, which may affect our ability to fund future obligations. Further, if there is a U.S. and global political, credit and financial market crisis, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2014 and years ended December 31, 2013 and 2012, 50%, 55% and 57% of our revenue, respectively, was attributable to our international customers. As of June 30, 2014, approximately 54% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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
In many foreign countries where we operate, particularly in countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. In contrast, we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws. We have conducted mandatory formal FCPA compliance training for all of our full time employees. Nevertheless, there can be no assurance that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of the FCPA or our policies for which we may be ultimately held responsible. As a result of our rapid growth, our infrastructure to identify FCPA matters and monitor compliance is developing. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. We may also face collateral consequences such as debarment and the loss of our export privileges.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through June 30, 2014. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of June 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 13.4% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

None.

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

RUCKUS WIRELESS, INC.

Date: July 30, 2014	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: July 30, 2014	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document.
101.SCH	(4)	XBRL Taxonomy Extension Schema Document.
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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