Form 10-Q
period 2014-09-30
RUCKUS WIRELESS INC
filed 2014-11-04
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

On October 27, 2014, 84,177,529 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$116,836	$91,282
Short-term investments	72,103	60,878
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $400 as of September 30, 2014 and December 31, 2013, respectively	52,728	44,638
Inventories	18,131	16,748
Deferred costs	2,967	4,207
Deferred tax assets	7,384	7,715
Prepaid expenses and other current assets	5,765	5,227
Total current assets	275,914	230,695
Property and equipment, net	13,322	11,472
Goodwill	9,945	9,945
Intangible assets, net	8,056	9,671
Non-current deferred tax asset	15,870	15,317
Restricted cash	5,000	5,000
Other assets	1,203	1,122
Total assets	$329,310	$283,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,166	$19,131
Accrued compensation	14,536	11,759
Accrued liabilities	5,603	6,231
Deferred revenue	31,949	33,139
Total current liabilities	76,254	70,260
Non-current deferred revenue	10,006	7,098
Non-current deferred tax liabilities	854	854
Other non-current liabilities	1,314	1,161
Total liabilities	88,428	79,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of September 30, 2014 and December 31, 2013; 84,082 and 80,691 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	84	81
Additional paid–in capital	257,365	225,575
Accumulated other comprehensive loss	(28)	(2)
Accumulated deficit	(16,539)	(21,805)
Total stockholders’ equity	240,882	203,849
Total liabilities and stockholders’ equity	$329,310	$283,222
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$78,810	$64,449	$224,237	$177,424
Service	6,191	4,479	16,816	12,619
Total revenue	85,001	68,928	241,053	190,043
Cost of revenue:
Product	23,193	21,165	66,898	56,660
Service	3,379	2,512	9,070	7,246
Total cost of revenue	26,572	23,677	75,968	63,906
Gross profit	58,429	45,251	165,085	126,137
Operating expenses:
Research and development	19,614	16,268	56,707	44,980
Sales and marketing	24,720	21,106	72,402	57,522
General and administrative	8,017	8,410	24,812	23,291
Total operating expenses	52,351	45,784	153,921	125,793
Operating income (loss)	6,078	(533)	11,164	344
Interest income	41	58	133	140
Other expense, net	(200)	(102)	(310)	(329)
Income (loss) before income taxes	5,919	(577)	10,987	155
Income tax expense (benefit)	2,365	(634)	5,721	(918)
Net income	$3,554	$57	$5,266	$1,073
Net income per share:
Basic	$0.04	$0.00	$0.06	$0.01
Diluted	$0.04	$0.00	$0.06	$0.01
Weighted average shares used in computing net income per share:
Basic	83,388	77,735	82,334	75,771
Diluted	94,142	92,779	93,406	93,392
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,554	$57	$5,266	$1,073
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	(13)	25	(26)	(13)
Comprehensive income	$3,541	$82	$5,240	$1,060
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$5,266	$1,073
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,884	4,703
Provision for doubtful accounts	600	736
Stock-based compensation	18,869	12,815
Amortization of investment premiums, net of accretion of purchase discounts	863	666
Deferred income taxes	4,896	(1,524)
Excess income tax benefit from the exercise of stock options	(5,099)	—
Loss on disposal of property and equipment	—	34
Changes in operating assets and liabilities:
Accounts receivable	(8,690)	(1,261)
Inventories	(1,383)	1,504
Deferred costs	1,240	1,563
Prepaid expenses and other current assets	(513)	(2,017)
Other assets	(131)	156
Accounts payable	4,681	2,586
Accrued compensation	2,777	2,426
Accrued liabilities	(475)	822
Deferred revenue	1,718	(4,876)
Net cash provided by operating activities	31,503	19,406
Cash flows from investing activities
Purchase of investments	(86,123)	(69,797)
Proceeds from the maturity of investments	73,965	—
Purchase of property and equipment	(6,765)	(5,914)
Change in facility lease deposits	50	(190)
Cash used in acquisition	—	(6,882)
Change in restricted cash	—	(5,000)
Net cash used in investing activities	(18,873)	(87,783)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,792	4,997
Proceeds from employee stock purchase plan	2,033	1,486
Excess income tax benefit from the exercise of stock options	5,099	—
Initial public offering costs	—	(839)
Net cash provided by financing activities	12,924	5,644
Net increase (decrease) in cash and cash equivalents	25,554	(62,733)
Cash and cash equivalents at beginning of period	91,282	133,386
Cash and cash equivalents at end of period	$116,836	$70,653

See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid for income taxes	$728	$785
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,465	$841
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
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Ruckus’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014.
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
Use of Estimates— The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, allowance for doubtful accounts, goodwill and intangible asset valuation, the fair value of stock awards, inventory valuation, estimates of warranty liability and accounting for income taxes. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements— In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued ASU 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of fiscal 2017, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.
Concentrations of Credit Risk and Significant Customers— Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash, cash equivalents and short-term investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.

The percentages of revenues from individual customers totaling greater than 10% of total consolidated Company revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributor A	15.7%	15.1%	15.5%	15.3%
Distributor B	11.3%	13.2%	12.7%	12.4%
Distributor C	12.0%	*	11.9%	*
* Less than 10%
The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	September 30,	December 31,
	2014	2013
Distributor C	15.1%	10.4%
Distributor A	11.4%	11.6%
Distributor D	*	11.2%
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the nine months ended September 30, 2014. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$36,857	$36,857	$—	$—
Corporate debt securities	72,103	—	72,103	—
Total assets measured and recorded at fair value	$108,960	$36,857	$72,103	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,773	$47,773	$—	$—
Corporate debt securities	60,878	—	60,878	—
Total assets measured and recorded at fair value	$108,651	$47,773	$60,878	$—

NOTE 3—INVESTMENTS
Investments consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$72,151	$1	$(49)	$72,103

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$60,882	$9	$(13)	$60,878
All of the Company's investments have a contractual maturity of less than 12 months from September 30, 2014. The gross realized gains and gross realized losses related to the Company’s investments were not material for the three and nine months ended September 30, 2014.
Investments in an unrealized loss position consisted of the following (in thousands):

	September 30, 2014		December 31, 2013
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$55,228	$(49)	$18,204	$(13)
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
Former YFind employees who became the employees of the Company were granted 219,782 restricted stock units (“RSUs”) and 51,900 stock options under the Company's Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards of $3.6 million will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses of up to $0.4 million to certain former YFind employees who became employees of the Company, over two years from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the nine months ended September 30, 2014, the Company recorded compensation costs of $0.9 million in research and development expenses associated with the equity awards and the retention bonuses.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
September 30, 2014
Purchased technology	$12,600	$(4,544)	$8,056	3.1 years

December 31, 2013
Purchased technology	$6,600	$(2,929)	$3,671	2.8 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,929)	$9,671
On July 18, 2013, the Company recorded the fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. The in-process research and development, which was completed on May 1, 2014, was transferred to purchased technology and is being amortized over its estimated useful life of four years.
The following table presents the estimated future amortization expense of intangible assets as of September 30, 2014 (in thousands):

Year ending December 31,	Amount
2014 (remaining three months)	$705
2015	2,820
2016	2,531
2017	1,500
2018	500
Total amortization	$8,056
The Company had goodwill of $9.9 million as of September 30, 2014 and December 31, 2013. No impairment has been recognized related to the goodwill balance.

NOTE 6—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Product	$15,799	$21,732
Service	26,156	18,505
Total deferred revenue	$41,955	$40,237
Reported as:
Current	$31,949	$33,139
Non-current	10,006	7,098
Total deferred revenue	$41,955	$40,237
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts billed in advance and revenue is recognized ratably over the support period, typically one to five years.

NOTE 7—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Singapore, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2014 (remaining three months)	$959
2015	3,897
2016	3,052
2017	2,641
2018	2,590
Thereafter	10,033
Operating lease obligations	$23,172
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the nine months ended September 30, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the condensed consolidated statements of operations. The Company did not have any settlement gains or losses for the three months ended September 30, 2014, and three and nine months ended September 30, 2013.
Purchase Commitments— As of September 30, 2014, the Company had current purchase commitments of $16.1 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of September 30, 2014 and December 31, 2013.
Reimbursement of Penalties— As of September 30, 2014 and December 31, 2013, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$847	$751	$1,038	$725
Changes in existing warranty	39	10	(75)	(14)
Warranty expense	196	215	750	506
Obligations fulfilled	(179)	(172)	(810)	(413)
Balance at end of period	$903	$804	$903	$804

NOTE 8—EQUITY AWARD PLAN
Stock Option and Restricted Stock Unit Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	19,609	$4.51	7.3	$195,142
Options granted	362	11.61
Options exercised	(2,866)	2.02
Options forfeited	(449)	10.65
Balance, September 30, 2014	16,656	$4.92	6.7	$146,668
Options exercisable as of September 30, 2014	11,032	$3.45	6.2	$111,567
Options vested and expected to vest as of September 30, 2014	16,465	$4.86	6.7	$145,873

The weighted average grant date fair value of stock options was approximately $7.41 and $8.33 per share for the three months ended September 30, 2014 and 2013, respectively, and $6.88 and $11.22 for the nine months ended September 30, 2014 and 2013, respectively.
The total intrinsic value of options exercised was approximately $15.0 million and $24.9 million for the three months ended September 30, 2014 and 2013, respectively, and $31.7 million and $50.5 million for the nine months ended September 30, 2014 and 2013, respectively.
The following table summarizes the outstanding activity of RSUs and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,011	$17.11	1.6	$14,356
RSUs granted	782	11.49
RSUs vested	(264)	17.81
RSUs forfeited	(106)	15.12
Balance, September 30, 2014	1,423	$14.04	1.4	$19,006

The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of September 30, 2014 (in thousands):

Number of Shares
Balance, December 31, 2013	8,547
Additional shares reserved for issuance	4,035
RSUs granted	(782)
RSUs forfeited	106
Options granted	(362)
Options forfeited	449
Balance, September 30, 2014	11,993
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

Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Volatility	62.2%	68.4%	63.7%	69.6%
Expected term (years)	6.1	6.1	6.1	6.1
Risk-free interest rate	2.0%	1.7%	1.9%	1.3%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan
There were no stock purchase rights granted under the ESPP during the three months ended September 30, 2014 and September 30, 2013. The following table summarizes the assumptions relating to the Company's ESPP:

	Nine Months Ended September 30,
	2014	2013
Volatility	45.8%	57.6%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded for stock awards issued to employees and non-employees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$266	$193	$764	$575
Research and development	2,124	1,994	6,346	4,772
Sales and marketing	1,799	1,223	5,124	3,410
General and administrative	1,994	1,476	6,635	4,472
Total stock-based compensation	$6,183	$4,886	$18,869	$13,229
At September 30, 2014, the total unrecognized stock-based compensation expense related to employees and non-employees under the Company's stock plans was $41.4 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 1.8 years.
For the three and nine months ended September 30, 2013, the Company recognized $0.4 million in stock-based compensation related to the cash settlement of equity awards held by former YFind employees.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$3,554	$57	$5,266	$1,073
Denominator:
Weighted-average shares used in computing basic net income per share	83,388	77,735	82,334	75,771
Weighted-average effect of potentially dilutive shares:
Employee stock options	10,491	15,017	10,882	17,479
RSUs and ESPP	263	27	190	142
Diluted	94,142	92,779	93,406	93,392
Net income per share:
Basic	$0.04	$0.00	$0.06	$0.01
Diluted	$0.04	$0.00	$0.06	$0.01
The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,401	979	2,356	817
RSUs and ESPP	418	462	714	248
Total	2,819	1,441	3,070	1,065

NOTE 10—INCOME TAXES

The income tax expense of $2.4 million for the three months ended September 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.6 million for the three months ended September 30, 2013 primarily relates to certain stock-based compensation deductions.
The income tax expense of $5.7 million for the nine months ended September 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.9 million for the nine months ended September 30, 2013 primarily relates to certain stock-based compensation deductions and the extension of the R&D credit by Congress in January 2013. The extension of the credit provided a discrete benefit of $0.6 million. These deductions were offset by minor amounts of state and foreign taxes.
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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas:
United States	$41,165	$31,254	$119,307	$85,233
Other Americas	1,312	4,283	5,598	9,681
Total Americas	42,477	35,537	124,905	94,914
EMEA:
United Kingdom	7,327	7,102	19,932	20,887
Other EMEA	14,197	11,523	43,063	29,956
Total EMEA	21,524	18,625	62,995	50,843
APAC:
Total APAC	21,000	14,766	53,153	44,286
Total revenue	$85,001	$68,928	$241,053	$190,043
As of September 30, 2014, the Company had property and equipment, net, of $8.7 million, $0.6 million and $4.0 million located in the Americas, EMEA, and APAC respectively.

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

Overview
Ruckus is a leading provider of carrier-class Wi-Fi solutions. Our products have been sold to over 44,000 end-customers worldwide, including approximately 190 service providers. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve network capacity and coverage challenges associated with the rapidly increasing traffic and number of users and client devices on wireless networks. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include gateways, WLAN controllers and high performance access points. These products incorporate our patented and proprietary technologies, such as Smart-Radio, Smart QoS, Smart Scale and Smart Mesh, to enable high performance, reliable, adaptive and high capacity connectivity in a wide range of challenging operating conditions faced by service providers and enterprises.
Our service provider end-customers include mobile network operators, fixed line operators, cable companies and emerging "over the top" providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase their network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. At September 30, 2014, no valuation allowance has been provided against the Company's deferred tax assets.
Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	92.7%	93.5%	93.0%	93.4%
Service	7.3	6.5	7.0	6.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	27.3	30.7	27.7	29.8
Service	4.0	3.7	3.8	3.8
Total cost of revenue	31.3	34.4	31.5	33.6
Gross profit	68.7	65.6	68.5	66.4
Operating expenses:
Research and development	23.1	23.6	23.5	23.7
Sales and marketing	29.1	30.6	30.1	30.3
General and administrative	9.4	12.2	10.3	12.2
Total operating expenses	61.6	66.4	63.9	66.2
Operating income (loss)	7.1	(0.8)	4.6	0.2
Interest income	0.1	0.1	0.1	—
Other expense, net	(0.2)	(0.1)	(0.1)	(0.2)
Income (loss) before income taxes	7.0	(0.8)	4.6	—
Income tax expense (benefit)	2.8	(0.9)	2.4	(0.1)
Net income	4.2%	0.1%	2.2%	0.1%

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Revenue:
Product	$78,810	$64,449	$14,361	22.3%	$224,237	$177,424	$46,813	26.4%
Service	6,191	4,479	1,712	38.2%	16,816	12,619	4,197	33.3%
Total revenue	$85,001	$68,928	$16,073	23.3%	$241,053	$190,043	$51,010	26.8%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$42,477	$35,537	$6,940	19.5%	$124,905	$94,914	$29,991	31.6%
EMEA	21,524	18,625	2,899	15.6%	62,995	50,843	12,152	23.9%
APAC	21,000	14,766	6,234	42.2%	53,153	44,286	8,867	20.0%
Total revenue	$85,001	$68,928	$16,073	23.3%	$241,053	$190,043	$51,010	26.8%
Product revenue increased by $14.4 million, or 22.3%, and $46.8 million, or 26.4% for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The growth was primarily driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers exceeding 44,000 at September 30, 2014.
The increase in demand for our products is driven by the continued introduction of Wi-Fi enabled smart devices, data-rich mobile internet applications and the integration of Wi-Fi technology into non-computing devices (known as the Internet of Things) that require robust Wi-Fi capacity and reliability. These technology trends are fueling new infrastructure investment across almost every segment of the market.
Service revenue increased by $1.7 million, or 38.2%, and $4.2 million, or 33.3% for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increase was primarily related to the increase in PCS sales in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue from Americas, EMEA and APAC increased during the three and nine months ended September 30, 2014 primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.
For the three and nine months ended September 30, 2013, we recognized $2.6 million and $5.2 million, respectively, of non-recurring product revenue in APAC following the expiration of future product rights related to a service provider.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Cost of revenue
Product	$23,193	$21,165	$2,028	9.6%	$66,898	$56,660	$10,238	18.1%
Service	3,379	2,512	867	34.5%	9,070	7,246	1,824	25.2%
Total cost of revenue	$26,572	$23,677	$2,895	12.2%	$75,968	$63,906	$12,062	18.9%

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	Change in margin	2014	2013	Change in dollars	Change in percent	Change in margin
	(dollars in thousands)
Gross profit
Product	$55,617	$43,284	$12,333	28.5%		$157,339	$120,764	$36,575	30.3%
Service	2,812	1,967	845	43.0%		7,746	5,373	2,373	44.2%
Total gross profit	$58,429	$45,251	$13,178	29.1%		$165,085	$126,137	$38,948	30.9%
Product gross margin	70.6%	67.2%			3.4	70.2%	68.1%			2.1
Service gross margin	45.4%	43.9%			1.5	46.1%	42.6%			3.5
Total gross margin	68.7%	65.6%			3.1	68.5%	66.4%			2.1
Total gross margin for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 increased 3.1 and 2.1 percentage points, respectively.
For the three months ended September 30, 2014, product gross margin increased by 3.4 percentage points, compared to the three months ended September 30, 2013. The increase was primarily due to economies of scale from manufacturing and operations, which contributed a 3.7 percentage point increase to product gross margin. Furthermore, the decrease in inventory write downs due to product end of life contributed a 0.6 percentage point increase in product gross margin. For the three months ended September 30, 2013, we benefited from a non-recurring 1.4 percentage point increase in gross margin related to $2.6 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the three months ended September 30, 2014, service gross margin increased by 1.5 percentage points, compared to the three months ended September 30, 2013. The increase was primarily the result of a 38.2% growth in service revenue offset, in part, by an increase in service costs of 34.5%, arising from the expansion of our service operations to manage growth.
For the nine months ended September 30, 2014, product gross margin increased by 2.1 percentage points, compared to the nine months ended September 30, 2013. The increase was primarily due to economies of scale from manufacturing and operations, which contributed a 3.6 percentage point increase to product gross margin, offset primarily by a 0.9 percentage point decrease due to increased inventory write downs from product end of life. For the nine months ended September 30, 2013, we benefited from a non-recurring 1.0 percentage point increase in gross margin related to $5.2 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the nine months ended September 30, 2014, service gross margin increased by 3.5 percentage points, compared to the nine months ended September 30, 2013. The increase was primarily the result of a 33.3% growth in service revenue offset, in part, by an increase in service costs of 25.2%, arising from the expansion of our service operations to manage growth.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Research and development	$19,614	$16,268	$3,346	20.6%	$56,707	$44,980	$11,727	26.1%
% of revenue	23.1%	23.6%			23.5%	23.7%
The $3.3 million increase in research and development expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to an increase in personnel and related expenses of $1.4 million, which included increased salary expense of $0.9 million. In addition, we had higher product certification costs for new products of $1.1 million and increased consulting and contractor expense of $0.6 million primarily related to outsourced development work.
The $11.7 million increase in research and development expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to an increase in personnel and related costs of $6.7 million, which included increases in salary expense of $2.6 million, bonuses of $2.2 million and stock-based compensation of $1.6 million. We incurred higher consulting and contractor costs of $2.1 million, primarily related to outsourced development work. We also had higher product design, prototype and certification costs of $2.0 million, increased depreciation expense of $1.2 million and increased allocated overhead of $0.5 million due to the growth in headcount. These increases were offset by a decrease of $0.5 million in consumed supplies and materials.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Sales and marketing	$24,720	$21,106	$3,614	17.1%	$72,402	$57,522	$14,880	25.9%
% of revenue	29.1%	30.6%			30.1%	30.3%
The $3.6 million increase in sales and marketing expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to an increase in personnel and related expenses as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related expenses increased $3.4 million, which included increases in salary expense of $1.9 million, bonuses and commissions of $0.7 million and stock-based compensation of $0.6 million.
The increase of $14.9 million in sales and marketing expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related costs increased $12.5 million, which included increases in salary expense of $5.6 million, bonus and commission expenses of $3.8 million, stock-based compensation of $1.7 million and payroll taxes of $1.4 million. Sales and marketing program expenses increased by $0.6 million, primarily due to public relations, channel marketing and trade shows. In additions, travel expenses increased $0.9 million, sales conferences increased $0.6 million and allocated overhead increased $0.8 million due to growth in headcount.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
General and administrative	$8,017	$8,410	$(393)	(4.7)%	$24,812	$23,291	$1,521	6.5%
% of revenue	9.4%	12.2%			10.3%	12.2%
The $0.4 million decrease in general and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to a decrease of $1.9 million in legal fees associated with patent litigation, offset by an increase in personnel and related expenses of $1.3 million, which included increases in salary expense of $0.5 million and stock-based compensation of $0.5 million.
The $1.5 million increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to an increase in personnel and related costs of $4.6 million, which included increases in salary expense of $1.2 million, bonus and commission expense of $0.8 million and stock-based compensation of $2.2 million. These increases were offset by a decrease of $2.1 million in legal fees, primarily due to decreased litigation expense and net settlement gains of $0.8 million related to patent litigation matters.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Interest Income	$41	$58	$(17)	(29.3)%	$133	$140	$(7)	(5.0)%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Other expense, net	$200	$102	$98	96.1%	$310	$329	$(19)	(5.8)%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in dollars	Change in percent	2014	2013	Change in dollars	Change in percent
	(dollars in thousands)
Income tax expense (benefit)	$2,365	$(634)	$2,999	—	$5,721	$(918)	$6,639	—
The income tax expense of $2.4 million for the three months ended September 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.6 million for the three months ended September 30, 2013 primarily relates to certain stock-based compensation deductions.
The income tax expense of $5.7 million for the nine months ended September 30, 2014 was primarily due to certain non-deductible stock-based compensation expenses, which caused the effective tax rate to exceed the statutory rate for the period. The income tax benefit of $0.9 million for the nine months ended September 30, 2013 primarily relates to certain stock-based compensation deductions and the extension of the R&D credit by Congress in January 2013. The extension of the credit provided a discrete benefit of $0.6 million. These deductions were offset by minor amounts of state and foreign taxes.

Liquidity and Capital Resources

	September 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$116,836	$91,282
Short-term investments	72,103	60,878
Cash and short-term investments	$188,939	$152,160

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$31,503	$19,406
Net cash used in investing activities	(18,873)	(87,783)
Net cash provided by financing activities	12,924	5,644
Net increase (decrease) in cash and cash equivalents	$25,554	$(62,733)
We had cash, cash equivalents and short-term investments of $188.9 million at September 30, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds and corporate debt securities. As of September 30, 2014, $2.4 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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

Operating Activities
We generated $31.5 million of cash from operating activities during the nine months ended September 30, 2014 resulting from our net income of $5.3 million, adjusted for non-cash net charges of $27.0 million and offset by changes in our net operating assets and liabilities of $0.8 million. The non-cash net charges consisted mainly of stock-based compensation of $18.9 million and depreciation and amortization of $6.9 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $8.7 million and inventory of $1.4 million due to timing of shipments, offset by increased accrued compensation of $2.8 million primarily due to increased headcount and higher attainment of commission and bonus targets, higher accounts payable of $4.7 million due to timing of payments and deferred revenue of $1.7 million related to support renewals, offset in part by inventory sold through the channel.
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
Investing Activities
Our primary investing activities consist of purchases, maturities, and sales of short-term investments, purchases of property and equipment and payments for intangible assets and acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.
Cash used in investing activities during the nine months ended September 30, 2014 was $18.9 million, as a result of $86.1 million related to purchase of investments, $6.8 million related to purchase of property and equipment, offset by $74.0 million in proceeds from the maturity of investments.
Cash used in investing activities during the nine months ended September 30, 2013 was $87.8 million, of which $69.8 million related to purchase of investments, $5.9 million related to our acquisition of YFind, net of cash acquired, $5.9 million related to purchase of property and equipment, $5.0 million related to an increase in restricted cash and $1.0 million related to a previous acquisition.
Financing Activities
Our primary financing activities consist of proceeds from sales of shares through employee equity award plans.
Cash generated from financing activities during the nine months ended September 30, 2014 was $12.9 million, of which $5.8 million related to the exercise of stock options, $2.0 million related to proceeds from the employee stock purchase plan and $5.1 million related to excess income tax benefit from the exercise of stock options.
Cash generated in financing activities during the nine months ended September 30, 2013 was $5.6 million, of which $5.0 million related to proceeds from exercise of stock options and $1.5 million related to proceeds from the employee stock purchase plan, partially offset by $0.8 million related to the payment of offering costs related to our IPO.

Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at September 30, 2014, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,172	$4,046	$5,869	$5,157	$8,100
Purchase commitments (1)	16,074	16,074	—	—	—
Total	$39,246	$20,120	$5,869	$5,157	$8,100

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $188.9 million and $152.2 million as of September 30, 2014 and December 31, 2013, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At September 30, 2014, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.3 million as of September 30, 2014. Such losses would only be realized if we sold the investments prior to maturity.
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
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks factors set forth below are unchanged substantively at September 30, 2014 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
A number of barriers may prevent service providers or their subscribers from adopting Wi-Fi technology to address the capacity gap in wireless networks. For example, Wi-Fi operates over an unlicensed radio spectrum, and if the Wi-Fi spectrum becomes crowded, Wi-Fi solutions will be a less attractive option for service providers. In addition, in order for Wi-Fi solutions to adequately address the potential future capacity gap between capacity and demand, mobile devices should automatically switch from a cellular data network to the service provider’s Wi-Fi network, when available and appropriate. Generally, mobile devices do not switch to unauthenticated Wi-Fi networks without input from the device user, and often require the user to log in when a new Wi-Fi network is accessed, which may tend to limit a subscriber’s use of Wi-Fi. These and other factors could limit or slow the adoption of Wi-Fi technologies by service providers as a means to address this potential future capacity gap.
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
During 2012, we remediated the previously identified material weakness. As of September 30, 2014, we have identified no material weaknesses. However, we cannot be certain that material weaknesses will not be discovered in the future. If material weaknesses occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline.
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
We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2014 and years ended December 31, 2013 and 2012, 51%, 55% and 57% of our revenue, respectively, was attributable to our international customers. As of September 30, 2014, approximately 54% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through September 30, 2014. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of September 30, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 12.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

RUCKUS WIRELESS, INC.

Date: November 3, 2014	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: November 3, 2014	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
10.1	(3)	Offer Letter to Daniel A. Rabinovitsj, dated August 20, 2014.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(4)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(5)	XBRL Instance Document.
101.SCH	(5)	XBRL Taxonomy Extension Schema Document.
101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(5)	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-184309), filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference.

(3)
Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2014, and incorporated herein by reference.

(4)
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

(5)
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.