Form 10-K
period 2014-12-31
RUCKUS WIRELESS INC
filed 2015-02-25
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $916 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
On February 18, 2015, 85,282,116 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from the definitive proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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

PART I
ITEM 1.        BUSINESS
Overview
Ruckus Wireless, Inc. (“Ruckus” or “we” or “the Company”) is a global supplier of advanced, carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity, high-speed hardware gateways, controllers, wireless bridges, indoor and outdoor access points, gateway and controller software platforms, software management solutions including reporting and analytics, and unique Wi-Fi-related cloud services, such as location-based positioning and public access. These hardware and software products and cloud services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Technology
Our core Smart Wi-Fi technologies include:

Smart Radio

Our Smart Radio is a set of advanced hardware and software capabilities that automatically adjust Wi-Fi signals to constantly changing environmental conditions. This adaptability results in greater wireless coverage, carrier-class reliability and higher levels of system performance, all without any manual tuning. A primary component of Smart Radio technology is BeamFlex, a patented smart antenna system that makes Wi-Fi signals stronger by focusing radio frequency energy where it is needed while dynamically adjusting signals in directions that yield the highest possible throughput for each receiving device. Another component to the Smart Radio technology is ChannelFly, a performance optimization capability that automatically determines which radio frequencies or channels will deliver the greatest network throughput based on actual observed capacity, a key benefit for high-density, noisy Wi-Fi environments. ChannelFly is a different approach to dynamic and predictive capacity management that optimizes radio frequency (“RF”) channel selection using capacity averages across all channels. Specialized algorithms select the best channel based on historical values. Traffic loads are assessed across all available channels to determine which RF channels will yield the highest throughput at any given time.

SmartCast

Our SmartCast, which we also call Smart QoS, is a sophisticated software quality of service (“QoS”) technology that manages traffic load to enhance the user experience. SmartCast was developed to handle the increasing volumes of latency-sensitive multimedia traffic such as voice over IP and streaming IP-based video traffic. SmartCast automatically prioritizes different traffic types through intelligent heuristics that classify, prioritize and schedule traffic for transmission over our advanced antenna arrays. SmartCast employs advanced queuing techniques and dedicated software queues on a per device basis to ensure fairness and optimize overall system performance. SmartCast also includes advanced Wi-Fi techniques such as band steering, rate limiting, client load balancing and airtime fairness, all of which operate automatically and transparently to our end-customers and their users.

SmartMesh

Our SmartMesh is carrier-class software technology that uses advanced self-organizing network principles to create highly resilient, high-speed Wi-Fi backbone links between Ruckus Smart Wi-Fi access points. SmartMesh simplifies the deployment of both service provider and enterprise wireless networks by reducing cumbersome radio planning and costly cabling needed to reliably connect every Wi-Fi access point. SmartMesh automatically establishes wireless connections between individual access points using patented smart antenna technology and self-heals in the event of a failed link. SmartMesh gives service providers the ability to lower capital expenditures typically associated with traditional fixed-line backhaul, providing flexibility to deploy infrastructure assets where needed with the assurance that both cellular and Wi-Fi traffic can be reliably and cost effectively backhauled.

SmartCell

Our SmartCell is a key technology behind our carrier-class SmartCell Gateway platform that integrates proprietary software and specialized hardware deployed at the edge of service provider networks to facilitate the integration of Wi-Fi and cellular infrastructures. SmartCell includes a set of modular software components as well as standard network interfaces into the mobile core that enable Wi-Fi to become a standard access mechanism for service providers. Management components provide configuration, user management, analytics, accounting and other operational and maintenance functions. Within a single architecture, SmartCell provides essential services necessary to incorporate Wi-Fi into existing mobile networks and next generation networks including Fourth Generation or Long Term Evolution networks, commonly referred to as 4G and LTE. We complement our gateway solution with incorporation of SmartCell technology and modular architecture in our access points. This permits us to provide a platform for combining high-speed Wi-Fi access, small cellular radios and wireless backhaul into a single, lightweight access point unit. This allows service providers the flexibility to install combinations of Wi-Fi and any cellular technology as needed, speeding deployment times, reducing the cost and complexity of small cell site acquisition, and lowering backhaul cost.

Smart Scaling

Our Smart Scaling uses advanced highly scalable database management techniques to enable the support of hundreds of thousands to millions of client devices across the Wi-Fi network. Smart Scaling employs intelligent data distribution techniques to extend client information, statistics and other vital user information across any number of nodes within the system without a single point of failure and with linear scalability. Smart Scaling is incorporated in our purpose-built hardware and software, making it capable of supporting hundreds of thousands of access points and user session workloads at the scale required by service providers.
Products and Services

Ruckus Wi-Fi solutions are marketed under the SmartCell, ZoneDirector, ZoneFlex and Xclaim brands. Additionally, Ruckus’ software as a service offerings are currently marketed under the Smart Positioning Technology (“SPoT”) and Smart Access Management Service (“SAMS”) product names. Under these brand and product names, we offer a full range of indoor and outdoor access points (“APs”), wireless local area network (“WLAN”) controllers, gateways and network management software, Wi-Fi-related applications and cloud, or software-based, services.

SmartCell

SmartCell is a unique line of carrier-grade wireless access and management products that include specialized hardware products such as SmartCell Gateways (“SCG”) and SmartCell Access Points, as well as software solutions such as the virtualized SmartCell Gateway (“vSCG”) and SmartCell Insight (“SCI”) software platforms.

The Ruckus SCG and vSCG are massively scalable WLAN controllers. The SCG is a Ruckus hardware appliance whereas vSCG is a Network Function Virtualization (“NFV”) based software WLAN controller. Both provide robust management and configuration of Ruckus Smart Wi-Fi APs along with the ability to handle massive volumes of Wi-Fi traffic. As highly scalable wireless networking platforms, the SCG and vSCG are capable of managing tens of thousands of access points and hundreds of thousands of clients while serving as a service delivery platform for new value-added capabilities, such as user and location-based services and detailed user analytics. These platforms support standard-based interfaces into service provider networks that simplify the integration of Wi-Fi services into carrier networks. Because the vSCG is a virtualized WLAN controller platform, it can be deployed on standard, off-the-shelf server platforms available from many vendors and does not require specialized hardware or installation requirements. This allows for easier and more economical deployments, enabling a faster time to market that enables a greater variety of potential service providers beyond traditional mobile network operators and cable companies with significant resources invested in network infrastructure deployment. The vSCG with its multi-tenancy capability enables value-added resellers, systems integrators, fixed line operators, public venues and even enterprises, with extensive but typically private, employee-focused, WLAN deployments, to enable and manage Wi-Fi services for a multitude of clients and services.

SCI is a big data Wi-Fi analytics and reporting platform that helps enterprises and service providers greatly enhance, optimize and scale the performance of their wireless networks and services. The SCI platform transforms traditional network reporting into a vital business tool, collecting, analyzing, parsing, presenting, and storing vast amounts of user, traffic, session, and location information. Data from the largest networks can be stored and retrieved for five to seven years or more, depending on the storage capacity made available to the SCI platform. SCI gathers real-time data that is combined with historical data so it can be analyzed and graphically displayed in an easy to understand format with a wide variety of views and customized reports. The data gathered by Ruckus SCI details essential network statistics such as traffic usage, client and session measurement, network changes, network latency, and inventory.

Our SmartCell access points address the distinct capacity and density needs of service providers deploying networks within indoor and outdoor environments. SmartCell APs work directly with our SCG and vSCG management platforms. In addition, select SmartCell APs employ modular multimode architecture that allows service providers to integrate Wi-Fi, 3G/4G small cell cellular technology and Wi-Fi mesh backhaul within a single device. This gives operators the ability to enhance and extend their macro cellular networks by injecting much needed capacity into high traffic user environments and with the flexibility to deploy Wi-Fi with SmartMesh backhaul today and upgrade to Wi-Fi with 3G/LTE when and where desired without any mounting or backhaul changes.

ZoneFlex and ZoneDirector

The ZoneFlex and ZoneDirector brands include a full range of indoor and outdoor access points, long range point-to-point and point-to-multipoint bridges and WLAN control systems.

ZoneFlex indoor and outdoor Smart Wi-Fi access points and bridges incorporate our patented BeamFlex adaptive antenna array technology to deliver robust Wi-Fi performance, reliability and capacity. ZoneFlex APs leverage our Smart Radio technology to extend signal range, automatically mitigate RF interference and intelligently route Wi-Fi transmissions over the fastest available signal paths. This can allow customers and end-customers to deploy fewer APs for any particular coverage area. These devices support multiple virtual WLANs, Wi-Fi encryption and advanced traffic handling. ZoneFlex access points can be installed as stand-alone APs or centrally managed through our ZoneDirector and SCG platforms. Within a centrally managed architecture, customers can extend their wireless networks through the use of our SmartMesh technology minimizing the traditional requirement to run Ethernet cabling to locations where running Ethernet cabling is not possible or is cost prohibitive. Additionally our ZoneFlex point-to-point and point-to-multipoint bridges provide high-speed, long-range Wi-Fi connectivity to extend broadband connections to locations where traditional fixed cabling is not possible or is cost prohibitive.

ZoneDirector is our family of Smart Wi-Fi controllers that streamline the configuration and management of Ruckus Smart Wi-Fi access points. ZoneDirectors can be deployed onsite or remotely and include different models to serve small, medium and large-scale end-customers requiring from six to 1,000 access points. ZoneDirectors are typically deployed in a distributed forwarding architecture, eliminating the need to send all wireless traffic through the system. This mitigates any potential bottlenecks or any single point of failure. If customer requirements dictate, all wireless traffic can also be tunneled directly to the ZoneDirector. ZoneFlex software on all of our ZoneDirector Smart WLAN controllers makes use of a highly intuitive Web-based graphical user interface to simplify configuration and administration of WLAN deployments. This software includes a variety of advanced capabilities such as adaptive meshing, integrated client performance tools, extensive authentication support, simplified guest access and user policy, wireless intrusion prevention, automatic traffic redirection, integrated Wi-Fi client performance tools and robust network management.

Ruckus SPoT Smart Positioning Technology

SPoT is a cloud-based Smart Wi-Fi location-based services (“LBS”) platform leveraging unique user positioning technology that gives both service providers and enterprises the ability to deliver a wide-range of value-added services that can help them increase profitability and customer appeal while enhancing customers’ mobile experiences.
SPoT combines unique advantages, including options for both public and private cloud-based services, and a choice of location metrics with either SPoT Point (drop-pin) or SPoT Presence (proximity). Enterprise and managed service providers can use the SPoT application program interfaces (“APIs”) to incorporate location data into their own and third party applications. Enabling an ecosystem of partners through SPoT APIs provides additional capabilities through the SPoT platform for applications in retail, transportation, entertainment and other vertical markets.

Smart Access Management Service

SAMS is a hosted public cloud-based Wi-Fi access service. SAMS brings together best in class Smart Wi-Fi access technology with powerful cloud-based computing resources, provided by a trusted Ruckus partner, to simplify the provisioning, management and monetization of public Wi-Fi access. SAMS combines components for cloud-based public Wi-Fi access, WLAN management, authentication, content control, and advertising insertion. By doing so, Ruckus simplifies the deployment of public Wi-Fi access and reduces the complexity and time to deploy a public Wi-Fi solution without compromising features or functionality.

Xclaim

Xclaim is a new line of low-cost, controller-less Wi-Fi products targeted for small businesses that have little to no information technology (“IT”) expertise in-house. Xclaim eliminates the cost and complexity associated with conventional enterprise WLAN systems for smaller organizations that cannot justify high costs but still desire best-in-class Wi-Fi connectivity, coverage and performance, with simple, easy management. Xclaim products include indoor and outdoor Wi-Fi access points that are managed through an innovative mobile application called Harmony for Xclaim. Harmony is purpose-built for the iOS and Android operating systems and is designed to modernize installation, configuration and ongoing administration of a Wi-Fi network with little to no IT expertise required. Within minutes, small businesses can use Harmony to configure Xclaim access points to begin offering secure, robust and reliable Wi-Fi at a fraction of the cost and complexity of conventional enterprise alternatives.

Support and Maintenance

We offer technical support and maintenance programs for our hardware and software products. These programs include problem identification and resolution services, software hot fixes, and software error corrections, as well as software updates on an “if and when available” basis. We offer Partner Support and Premium Support through our technical support engineers and through our network of certified value-added resellers and distributors, which we refer to as our channel partners. For Partner Support, our authorized channel partners typically deliver level-one and level-two support to end-customers and we provide level-three support to our channel partners. For Premium Support, we provide all support directly to the end-customer. For Partner Support and Premium Support, we offer expedited replacement for any defective gateway or controller. Expedited replacement can also be separately purchased for access points. We use a third-party logistics provider to manage our worldwide deployment of replacement products. Support and maintenance services are provided 24 hours a day, seven days a week through regional support centers that are located worldwide. These services are typically sold to channel partners and to end-customers for one to five year terms at the time of the initial product sale and may be renewed for successive periods.

Segment Information
We operate in one industry segment selling gateways, controllers, and access points along with related software and services. Financial information about our operating segment and geographic areas is presented in Note 13 of notes to consolidated financial statements.
Backlog
In our experience, the actual amount of backlog at any particular time is not a meaningful indication of our future business prospects as a result of a number of factors. For example, we may allow customers to cancel or change orders with limited advance notice prior to shipment or performance. Additionally, a significant percentage of revenue is derived from orders received and shipped in the same quarter and often product revenue from certain distributors does not coincide with shipments, as the arrangement fee may not be considered fixed and determinable until the products are sold to the distributors’ customer. Furthermore, our support and maintenance agreements are typically for terms of multiple years.
Diverse Customer Base
We sell our products to a broad range of service providers and enterprise end-customers globally. Our products have been sold to over 48,000 end-customers worldwide, including approximately 200 service providers. We generally sell to service providers and enterprises through a worldwide network of channel partners and systems integrators. Our service provider end-customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers. Our enterprise end-customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports, and major outdoor public areas.

Each of our greater than 10% customers are third-party distributors. Our agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by either party with advance notice. Although we may experience a short-term disruption in the distribution of our products and a short-term decline in revenue if the agreement with any of these distributions was terminated, we believe that such termination would not have a material adverse effect on us and our subsidiaries, taken as a whole, because we have engaged or believe that we would be able to engage alternative distributors, resellers and other distribution channels to deliver our products to end-customers within a quarter following the termination of any agreement with a distributor.
Sales and Marketing
We sell our products globally through direct and indirect channels. We target both enterprises and service providers that require carrier-class Wi-Fi solutions through our global force of sales personnel and systems engineers. They work with a vast network of value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end-customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement by us.

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

Customer Service and Support and Training
We employ a worldwide team of support engineers and other support personnel to provide customer service and technical support for our products. Our channel partners often provide customer support directly to end-customers. We then provide support to those channel partners as required. In other situations, we provide customer support directly to end-customers. We also offer product training to our channel partners as well as to end customers.
Research and Development
We have invested significant time and financial resources in the development of our SmartCell, ZoneFlex, ZoneDirector, Xclaim and other product lines and believe that continued investment in research and development is critical to our ongoing success. Our engineering group is primarily located in research and design centers in California, Taiwan, China, India and Singapore. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.
Manufacturing
We use a variety of components from many specialized suppliers. We have multiple sources for most of our components. However, we do depend on single source manufacturers for certain critical components. These critical components are technically unique and only available from these manufacturers. We maintain a close direct relationship with these manufacturers to ensure supply meets our requirements and ensure that we always have at least one month of supply on hand. If one of our single source suppliers suffers an interruption in their businesses, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we otherwise have to change or add additional contract manufacturers or suppliers, our ability to ship products to our customers could be delayed, and our business adversely affected.
Warehousing, Logistics and Quality Assurance
We perform some warehousing and delivery of products sold within the United States from our headquarters in Sunnyvale, California. We also outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance for our products at our facilities around the world.
Competition
We compete in the highly competitive worldwide market for wireless infrastructure products and services. Given the growth and technology evolution within this market, competition is varied and diverse. Fundamentally, our competitors fall into three primary categories:

1.	large telecommunications and networking equipment vendors, such as Cisco Systems and Ericsson,

2.	specialized Wi-Fi companies, such as Aruba Networks, that offer products and services that compete with some of our products and capabilities to both the high and low end of the market, and

3.
diversified technology companies, such as Hewlett-Packard, that offer wired and wireless enterprise equipment in addition to many other technology products and services to a wide range of organizations.

The principal competitive factors in our market include:

•	product features, reliability and performance;

•	scalability of products;

•	price and total cost of ownership;

•	ability to integrate with other technology infrastructures;

•	breadth of product offerings;

•	brand awareness and reputation;

•	incumbency of current provider, either for Wi-Fi products or other products; and

•	strength and scale of sales and marketing efforts, professional services and customer support.

We compete primarily based on the advanced coverage, performance and scalability of our products.

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

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States, focusing our patent, trademark, copyright and trade secret protection primarily in the United States, China, Taiwan and Europe. We actively seek patent protection covering inventions originating from the Company. As of December 31, 2014, we have a portfolio of over 110 patents awarded by the United States Patent and Trademark Office and other patent offices around the world, as well as a number of pending patent applications, which cover a wide range of Wi-Fi innovations. We currently have trademark applications and registrations in the United States and other countries, including the US Registered Trademark RUCKUS WIRELESS.

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
Employees
As of December 31, 2014, we had 940 employees, 412 of whom were primarily engaged in research and development, 353 of whom were primarily engaged in sales and marketing and 175 of whom were primarily engaged in providing customer support, operations and administration and finance services. As of December 31, 2014, 515 of these employees were located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated in Delaware in 2002. We completed our initial public offering in November 2012 and our common stock is listed on the New York Stock Exchange under the symbol “RKUS.” Our headquarters are located at 350 West Java Drive, Sunnyvale, California 94089 and our telephone number is (650) 265-4200.
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
We develop and provide Wi-Fi products and services for service providers and enterprises. The success of our business depends on the continued growth and reliance on Wi-Fi in these markets. The recent growth of the market for Wi-Fi networks is being driven by the increased use of Wi-Fi-enabled mobile devices and the use of Wi-Fi as a preferred connectivity option to support video, voice and other higher-bandwidth uses. As a result, mobile service providers and enterprises are struggling to address the capacity gap, including increased demands on their networks and the significant investment required to upgrade network capacity and provide ubiquitous wireless connectivity.
A number of barriers may prevent service providers or their subscribers from adopting Wi-Fi technology to address the capacity gap in wireless networks. For example, Wi-Fi operates over an unlicensed radio spectrum, and if the Wi-Fi spectrum becomes crowded, Wi-Fi solutions will be a less attractive option for service providers. In addition, in order for Wi-Fi solutions to adequately address the potential future capacity gap, mobile devices should automatically switch from a cellular data network to the service provider’s Wi-Fi network, when available and appropriate. Generally, mobile devices do not switch to unauthenticated Wi-Fi networks without input from the device user, and often require the user to log in when a new Wi-Fi network is accessed, which may tend to limit a subscriber’s use of Wi-Fi. These and other factors could limit or slow the adoption of Wi-Fi technologies by service providers as a means to address this potential future capacity gap.
There is no guarantee that service providers and enterprises will continue to utilize Wi-Fi technology, that use of Wi-Fi-enabled mobile devices will continue to increase or that Wi-Fi will continue to be the preferred connectivity option for the uses described above. There is also no guarantee that service providers and enterprises will understand the benefits we believe that our Smart Wi-Fi solutions provide. If another technology were found to be superior to Wi-Fi by service providers or enterprises, it would have a material adverse effect on our business, operating results and financial condition. As a result, demand for our products and services may not continue to develop as we anticipate, or at all.
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
In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each quarter in the last month of that quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of each quarter, we would be forced to delay those shipments and the revenue associated with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the unexpected revenue shortfall. A small shortfall in revenue could disproportionately and adversely affect our operating margin and operating results for a given quarter. In addition, we may incur unanticipated costs in connection with expediting orders which have exceeded our order forecasts. If any of these events were to occur, we would expect our results to be adversely affected, and we might fail to meet the expectations of analysts and investors, which could cause our stock price to decline.
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

Our sales may be impacted as a result of changes in public funding of educational institutions.
In July 2014, the Federal Communications Commission, or FCC, issued the E-rate Modernization Order to approve an update to the E-rate program (also known as the Schools and Libraries Program of the Universal Service Fund), which resulted in a $2 billion increase over the next two years to E-rate’s existing budget to support Wi-Fi within schools and libraries. As a result, in the education market, certain end-customers may delay purchasing decisions until the new rules are implemented or until these funds become available in future funding cycles.
Our sales cycles can be long and unpredictable, particularly to service providers, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our potential end-customers and channel partners about the applications and benefits of our products and services, including the technical capabilities of our products. Service providers typically require long sales cycles, which generally range between one and three years, but can be longer. The sale to a large service provider usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and contract negotiation and finally followed by installation, testing and deployment. Sales cycles for enterprises are typically less than 90 days. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of Wi-Fi or other standards or adoption of technology by others. Even if an end-customer makes a decision to purchase our products, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. Our operating results may therefore vary significantly from quarter to quarter.

With respect to service providers, sales have been characterized by large and sporadic purchases, in addition to long sales cycles. Sales activity to service providers depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in their country of operations. The nature of this sales activity to service providers can result in further fluctuations in our operating results from period to period. Orders from service providers could decline for many reasons unrelated to the competitiveness of our products and services within their respective markets, such as advances in competing technologies. Our service provider end-customers typically have long implementation cycles, require a broader range of services, and often require acceptance terms that can lead to a delay in revenue recognition. Some of our current or prospective service provider end-customers have canceled or delayed and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty and, consequently, our financial position, results of operations or cash flows may be adversely affected. Weakness in orders from service providers, including as a result of any slowdown in capital expenditures by service providers, which may be more prevalent during a global economic downturn or periods of economic uncertainty, could have a material adverse effect on our business, financial position, results of operations, cash flows and stock price.
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
The Wi-Fi and wireless networking market is generally characterized by rapidly changing technology, changing end-customer needs, evolving industry standards and frequent introductions of new products and services. To succeed, we must effectively anticipate, and adapt in a timely manner to, end-customer requirements and continue to develop or acquire new products and features that meet market demands, technology trends and regulatory requirements. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. If we fail to develop new products or product enhancements, or our end-customers or potential end-customers do not perceive our products to have compelling technical advantages, our business could be adversely affected, particularly if our competitors are able to introduce solutions with such increased functionality earlier than we do. Developing our products is expensive, complex and involves uncertainties. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of such product and could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet our customers’ demand. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.
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
Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, we purchase standard Wi-Fi chipsets only from Qualcomm and our products incorporate certain technology that we license from Qualcomm. If that license agreement were terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could require additional licenses and materially and adversely affect our business and operating results.
Because there are no other sources identical to several of our components and technologies, if we lost any of these licenses or the ability to use any of these components from these suppliers, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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
Pursuant to the Dodd-Frank Act, we adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. Because these regulations are new, we and the companies comprising our supply chain, both have a limited history of investigating, disclosing and reporting use of these minerals, and there is a limited history of regulatory guidance regarding compliance with these requirements. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational challenges if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.
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
We have no minimum purchase commitments with any of our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings. We cannot be certain that any of our channel partners, including our major distributors, will continue to sell our products or services at the same volumes as they have in the past, or will not terminate their agreements with us, which are generally terminable with certain notice.
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

Many of our service provider and large enterprise end-customers have more complex networks and require higher levels of support than our smaller end-customers. We continue to expand our support organization for service provider and large enterprise end-customers. To meet the expanding need for support, we often rely on third parties to provide additional resources and support to end-customers on our behalf. If we fail to build this organization quickly enough, or it fails to meet the requirements of our service provider or large enterprise end-customers, or we fail to manage these third party resources appropriately, it may be more difficult to execute on our strategy to increase our sales to large end-customers. In addition, given the extent of our international operations, our support organization faces challenges, including those associated with delivering support, training and documentation in languages other than English. As a result of all of these factors, our failure to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including Selina Lo, who is our President and Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
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
Our products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and our reputation, potentially resulting in the loss of existing and potential end-customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end-customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end-customers may not purchase our products, which would harm our business, operating results and financial condition.
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
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of any such change. Any difficulties in the implementation of these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our assumptions or judgments relating to our critical accounting policies change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, inventory, goodwill and intangible asset valuation, accounting for income taxes, stock-based compensation and warranty liability.
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
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and short-term investments.
Our cash, cash equivalents and short-term investments are held in a variety of interest bearing instruments, including money market funds, corporate debt securities and U.S. government agency securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents or short-term investments will not occur. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents and short-term investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and short-term investments, which may affect our ability to fund future obligations. Further, if there is a U.S. and global political, credit and financial market crisis, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer software or system errors or viruses, or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, and many of our development center and contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural disaster in this location could have a material adverse impact on our support operations. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ or manufacturers’ operations or the economy as a whole. We also rely on information technology systems to operate our business and to communicate among our workforce and with third parties. For example, we use business management and communication software products provided by third parties, such as Microsoft Online, SAP and salesforce.com, and security flaws or outages in such products would adversely affect our operations. Any disruption to these systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
System security risks, data protection breaches, and cyber-attacks on our systems or solutions could compromise our proprietary information, or information of our customers, disrupt our internal operations and harm public perception of our solutions, which could cause our business and reputation to suffer, create additional liabilities and have a material adverse impact on our financial results and stock price.

In the ordinary course of business, we store sensitive data that may include any of the following categories of information on our internal systems, networks and servers:

•	intellectual property;

•	our proprietary business information and that of our customers, suppliers and business partners; and

•	customer and end-user data, which may include personally identifiable information and location-based data.

Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information. Our solutions incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple communication industry standards. In addition, the amount of data we store for our users on our servers, including personal information, has been increasing.
The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. If a third party were to fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information, or otherwise illicitly obtain that type of information, that information may in turn be used to access our IT systems and the data located there.
Increasingly, companies are facing a wide variety of attacks from computer “hackers” who develop and deploy destructive software programs, such as viruses and worms, to attack networks. Due to our business model and the location of some of our development centers, we have faced and are likely to face similar threats that target both our internal systems and our solutions, which, in turn, may threaten our customers' networks, devices, applications and data. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, even with the significant efforts we take to create security barriers to such attacks, it is virtually impossible for us to entirely eliminate this risk.
Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions. If any of these types of security breaches were to occur and we were to be unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and we could be exposed to a risk of loss or litigation and possible liability. In addition, incidents involving unauthorized access to or improper use of user information or incidents involving violation of our terms of service or policies could cause government authorities to initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based solutions we offer, and operate in more countries.
Real or perceived defects or errors in our solutions, particularly in our cloud-based offerings which are sometimes perceived as being inherently less secure, could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, if an actual or perceived breach of security occurs in our network or in the network of a customer of one of our solutions, particularly our cloud-based offerings, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed and could impact our business, operating results and financial condition. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
Because of the nature of information that may pass through or be stored on our systems, we are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The European Union has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. The European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations and financial condition.
These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
New regulations or standards, or changes in existing regulations or standards, or newly issued interpretations or enforcement of such regulations or standards, in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the FCC, Underwriters Laboratories and others. We must also comply with similar international regulations. For example, our wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards.
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. If existing laws or regulations regarding the use of our products or services are enforced in a manner not contemplated by our end-customers, it could expose them or us to liability and could be a material adverse effect on our business, operating results and financial condition. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
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
We derive a significant portion of our revenues from customers outside the United States. For the years ended December 31, 2014, 2013 and 2012, 51%, 55% and 57% of our revenue, respectively, was attributable to our international customers. As of December 31, 2014, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.

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
We expect to continue to sell our products to a broader customer base, including certain geographic markets where we do not have significant current business. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. We may not be successful in developing and managing such channels, in further penetrating certain geographic regions, or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
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
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, or make sales into restricted jurisdictions, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or solutions or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations.
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
We have incorporated third-party licensed technology into our products. For example, our products incorporate certain technology that we license from Qualcomm. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. There can be no assurance that the necessary licenses will be available on acceptable terms or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through December 31, 2014. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of December 31, 2014, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 12.4% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly since we ceased to be an “emerging growth company” at the end of 2013. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
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
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to:

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
If we are unable to maintain effective internal control over financial reporting in the future, investor confidence in our company may be adversely effected and, as a result, the value of our common stock may decline.
If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to attest to the effectiveness of our internal controls over financial reporting or determine we have a material weakness in our internal controls, as required by Section 404 of the Sarbanes-Oxley Act, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
Our headquarters currently occupy approximately 95,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2022. We also maintain one additional facility in Sunnyvale, California totaling approximately 12,000 square feet used for marketing purposes and for research and development testing. Our main international offices are in China, Singapore, Taiwan, India and the United Kingdom. We believe that these facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Holders of Record
As of December 31, 2014 there were approximately 228 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

Year Ended December 31, 2013	High	Low
First Quarter	$26.50	$18.24
Second Quarter	$21.25	$10.24
Third Quarter	$17.73	$12.50
Fourth Quarter	$18.58	$12.30
Year Ended December 31, 2014
First Quarter	$15.55	$11.17
Second Quarter	$12.48	$8.65
Third Quarter	$15.21	$10.30
Fourth Quarter	$14.05	$10.82
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
This graph compares, for the period ended December 31, 2014, the cumulative total return on our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes $100 was invested on November 16, 2012, in the common stock of Ruckus Wireless, Inc., the NYSE Composite Index and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	11/16/2012	12/31/2012	12/31/2013	12/31/14
Ruckus Wireless, Inc.	$100.00	$150.20	$94.67	$80.13
NYSE Comp	$100.00	$106.45	$131.13	$136.66
NYSE Arca Tech 100	$100.00	$107.25	$143.98	$164.45
Recent Sales of Unregistered Securities
There were no sales of unregistered securities for the year ended December 31, 2014.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited financial statements not included in this report.
Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Product	$303,446	$245,935	$201,913	$114,684	$73,108
Service	23,473	17,132	12,740	5,339	2,381
Total revenue	326,919	263,067	214,653	120,023	75,489
Cost of revenue:
Product	90,651	78,344	70,478	44,705	34,039
Service	12,454	9,844	5,306	2,502	1,705
Total cost of revenue	103,105	88,188	75,784	47,207	35,744
Gross profit	223,814	174,879	138,869	72,816	39,745
Operating expenses:
Research and development	77,164	61,783	43,821	24,892	19,256
Sales and marketing	98,634	79,185	56,209	32,659	19,185
General and administrative	33,622	33,752	20,237	8,524	4,231
Total operating expenses	209,420	174,720	120,267	66,075	42,672
Operating income (loss)	14,394	159	18,602	6,741	(2,927)
Interest income (expense)	199	187	(472)	(1,025)	(1,011)
Other expense, net	(463)	(456)	(3,664)	(1,215)	(290)
Income (loss) before income taxes	14,130	(110)	14,466	4,501	(4,228)
Income tax expense (benefit)	5,940	(1,899)	(17,238)	315	176
Net income (loss)	$8,190	$1,789	$31,704	$4,186	$(4,404)
Net income (loss) attributable to common stockholders	$8,190	$1,789	$9,036	$379	$(4,404)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$0.02	$0.36	$0.02	$(0.30)
Diluted	$0.09	$0.02	$0.24	$0.02	$(0.30)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	82,908	76,744	24,847	15,584	14,498
Diluted	93,668	93,361	37,775	23,269	14,498

Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$1,092	$818	$243	$148	$82
Research and development	9,099	6,738	2,409	1,055	468
Sales and marketing	7,180	4,922	1,787	471	242
General and administrative	9,223	6,637	4,012	594	421
Total stock-based compensation expense	$26,594	$19,115	$8,451	$2,268	$1,213

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$56,083	$91,282	$133,386	$11,200	$1,891
Short-term investments	142,706	60,878	—	—	—
Working capital (deficit)	213,576	160,435	141,093	(2,927)	4,418
Total assets	353,994	283,222	243,839	65,690	29,790
Deferred revenue, current and long term	49,785	40,237	40,486	17,181	10,280
Redeemable convertible preferred stock(1)	—	—	—	51,257	51,257
Total stockholders’ equity (deficit)(1)	$259,649	$203,849	$170,211	$(44,743)	$(54,835)

(1) The outstanding redeemable convertible preferred stock converted to common shares following the close of the Company’s initial public offering in November 2012.

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
Overview
Ruckus is a global supplier of advanced, carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity, high-speed hardware gateways, controllers, wireless bridges, indoor and outdoor access points, gateway and controller software platforms, software management solutions including reporting and analytics, and unique Wi-Fi-related cloud services, such as location-based positioning and public access. These hardware and software products and cloud services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Our service provider end-customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase their network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers.
Our enterprise end-customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports, and major outdoor public areas.
We sell our products globally through direct and indirect channels. We target both enterprises and service providers that require carrier-class Wi-Fi solutions through our global force of sales personnel and systems engineers. They work with a vast network of value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end-customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement with us.
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

Industry Trends and Strategy
Enterprise Wi-Fi

The number of Wi-Fi enabled mobile devices is growing significantly. A multiplicity of new applications, devices, and vertical markets are all contributing to the growth of Wi-Fi across practically all regions.
The consumerization of IT and the resulting proliferation of smart devices and mobility have led to a rise in the adoption and expansion of Wi-Fi infrastructure and services. Mission-critical applications are now more easily available on smart mobile phones and tablets. Within the enterprise and across many industry sectors, users are increasingly bringing their own devices into the workplace, expecting the same level of access, security and service that they receive on corporate-issued devices. This “bring your own device” (“BYOD”) phenomenon is contributing to the requirement for added wireless capacity to support more concurrently connected devices. This increased reliance on the wireless infrastructure elevates its importance within the overall IT framework as network intelligence and reliable connectivity become strategic to the business rather than merely means to convenient Internet access.
Recent trends in mobility, consumerization, industry regulation, and vertical-specific use cases have led to sharp growth in Wi-Fi network deployments in a vast array of public-facing environments, such as hospitality, education, healthcare, retail, and public venues, such as stadiums, convention centers, airports and major metropolitan areas. Moreover, the emergence of Hotspot 2.0 compliant networks allow users to seamlessly connect to and roam between different Wi-Fi networks in a far simpler fashion. Consequently, the spread of smart mobile devices combined with an increasing appetite for wireless capacity anytime and anyplace with more sophisticated, latency-sensitive applications, such as streaming video and voice, is driving the market for more reliable, carrier-class Wi-Fi infrastructure products and services.
Moreover, the introduction of new industry standards, such as 802.11ac, have caused organizations to consider a refresh of Wi-Fi technology as part of their IT strategies. However, the availability of 802.11ac chip sets in multiple waves has created migration challenges for organizations deciding between migrating to first generation 802.11ac technology or waiting for additional capability in later waves of 802.11ac technology. As a result, some organizations may delay migration to 802.11ac technology until the availability of the second wave of 802.11ac products.
Organizations are also considering migrating to cloud-based managed Wi-Fi services as a way to further leverage investments in Wi-Fi infrastructure. Managed Wi-Fi services, such as the ability to use Wi-Fi to gather detailed user analytics, demographics and user location information, allow companies to better understand network traffic and user interactions. Armed with this knowledge, businesses look to enable value-added services leveraging their Wi-Fi networks to realize greater value from the cost and investment in Wi-Fi technology.
With the rising popularity and pervasive use of Wi-Fi, small businesses are beginning to desire better Wi-Fi to support the multitude of new media-rich applications, devices, and clients using their Wi-Fi networks. Like large enterprises, small businesses can benefit from greater usage of IT solutions in their business processes as well as to support growing customer demand. According to data published by the United States Small Business Administration, the United States alone had more than five million small businesses (those with 100 employees or less) in 2011. These smaller organizations have traditionally relied on consumer-grade WLAN solutions that are available at a lower cost than traditional enterprise-class systems. However, these consumer-grade solutions, also known as small-office/home-office (“SOHO”) solutions, generally lack the reliability, security and functionality that small businesses require to support their growing needs. Enterprise-class, controller-based systems (either on premises or in the cloud) that deliver better performance and business-class reliability are available, however, these systems have been designed for larger enterprises with IT support and are often too costly or complex for small businesses.
Service Provider Wi-Fi

The growth in demand for Wi-Fi connectivity and services in the last several years has led to new and broadened deployments of Wi-Fi services by cable operators, mobile network operators and fixed-line service providers around the globe. This growth in demand for Wi-Fi by service providers has been driven by a number of factors, including:

•
the expansion in the market by fixed-line operators (including cable Multiple System Operators (“MSOs”)) expanding Wi-Fi coverage to give these operators a wireless broadband service extension beyond their wired networks;

•
mobile operators seeking a platform for augmenting data services over their mobile networks and integrating Wi-Fi into their network to generate new services and offloading portions of their mobile data traffic from their 3G/4G networks to unlicensed spectrum;

•	wireless Internet Service Providers (“ISPs”) deploying Wi-Fi hotspots in public areas;

•	service providers beginning to offer voice services (Wi-Fi calling) over unlicensed spectrum;

•	the development and deployment of Hotspot 2.0 technology as a means for achieving closer integration of Wi-Fi with broadband networks; and

•	the introduction of the 802.11ac Wi-Fi standard with an anticipated growth in 802.11ac-capable client devices, which will drive network upgrade expenditure.

The broadening of these service provider deployments has created a need for solutions capable of managing tens of thousands of indoor and outdoor Wi-Fi access points as a unified infrastructure system. Traditionally, many hardware-based controllers deployed in multiple locations would be necessary to support large scale deployments, making unified management expensive and unwieldy. Service providers are looking for solutions that give them the ability to control and manage their large-scale networks in an elegant and cost-efficient manner without reliance on cloud-based management outside their own networks.

Ruckus Strategy

We are addressing and taking advantage of these market and industry trends by focusing our product development and go-to-market efforts in the following ways:

Provide reliable, high-capacity RF technology - Even with the introduction of new industry standards, the increase in the variety and density of devices in the enterprise and in public areas, coupled with the high capacity demands on wireless networks, will drive customer demand for mobile access solutions that function with a wide variety of devices and provide high throughput and optimal performance in interference-rich, highly congested and user/device-dense environments.

Enable self-service models to support customer migration to the all-wireless workplace - IT organizations are typically staffed to support a traditional model in which a user is assigned a single PC that is owned and managed by the enterprise, with a defined set of enterprise applications. The BYOD phenomenon has disrupted this support model, but enterprises generally cannot afford to dramatically increase IT staff to support the unprecedented number and variety of mobile devices and user-selected applications. As a result, IT departments need network access solutions that address the challenges presented by these mobile devices and applications by enabling data analytics and remote network management, while allowing for self-support work flows to relieve the burden on IT organizations and empower users to securely provision and support themselves.

Deliver applications reliably in a mobile environment - As enterprise users evolve to an "all-wireless" access model, latency-sensitive applications (like voice and video) that were previously delivered over a fixed wired network must perform optimally in a wireless environment. New Smart Wi-Fi access solutions must be “application aware” so they can identify, secure and prioritize traffic from these applications to ensure optimal performance.

Engage the public and public-facing enterprises - Municipalities, hotels, large public venues, and service providers with a diverse base of subscribers are increasingly looking to mobile devices and applications as critical touch points to improve overall customer engagement and loyalty. Platforms and applications that leverage advanced network infrastructure capabilities (with context on user, device, application and location) will become attractive to these public-facing enterprises.

Address the increasing Wi-Fi needs of small business - Smaller organizations often cannot justify the high cost of enterprise-class Wi-Fi systems but still desire best-in-class Wi-Fi connectivity, coverage and performance and need simple and easy management that does not require sophisticated IT support. This market needs a simple way for IT-challenged small businesses to quickly install, configure and monitor a Wi-Fi network through the use of innovative and intuitive management applications. While these organizations do not require all of the features and management capabilities of traditional enterprise-class systems, Wi-Fi products for this market must be cost-effective while addressing common enterprise wireless environments supporting a diversity of smart mobile devices, BYOD and multimedia intensive business and customer applications, each clamoring for bandwidth.
Scale network management and deployment options to meet the growing demands of large carrier and enterprise Wi-Fi networks. As service providers broaden Wi-Fi access service, rapid service innovation, improved operational efficiencies, greater flexibility and improved capital efficiencies become paramount. By providing options of in-network, cost-effective hardware and virtualized network WLAN functions through flexible software that runs on standard commercial services within a virtual machine, operators can streamline the delivery of customer-specific managed Wi-Fi services. Additionally, should they desire greater control and management of their wireless networks, carriers and large, distributed enterprises can use such systems to elegantly self-manage their growing networks.

Components of Our Results of Operations and Financial Condition
Revenue
We generate revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our revenue is comprised of the following:
Product Revenue. The majority of our product revenue is generated from sales of our access points, controllers and gateways as well as corresponding controller and gateway licenses, which are sold in conjunction with one another. Our product revenue also includes revenue from the sale of stand-alone software products. We recognize revenue when all the revenue recognition criteria have been met. For hardware products, we generally recognize revenue following the sale of products to our distributors’ customers and at the time of shipment for all other customers. For software products, we generally recognize revenue when licenses are delivered to our customers.
Service Revenue. Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on an “if and when available” basis, expedited replacement for defective access points, controllers or gateways, telephone and internet access to technical support personnel and hardware support. PCS is typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period. Our service revenue also includes software as a service. Revenue for software as a service is recognized ratably over the contractual service period.

Cost of Revenue
Our total cost of revenue is comprised of the following:
Cost of Product Revenue. Cost of product revenue includes manufacturing costs of our products payable to third-party contract manufacturers. Our cost of product revenue also includes shipping costs, third-party logistics costs, provisions for excess and obsolete inventory, warranty, amortization of intangible assets, personnel costs, including stock-based compensation, certain allocated costs for facilities and other expenses associated with logistics and quality control.
Cost of Service Revenue. Cost of service revenue primarily includes personnel costs, including stock-based compensation, costs associated with fulfilling support obligations, data center costs and certain allocated costs for facilities and other expenses associated with service revenue.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, as well as the size of orders from customers. Although these factors will cause gross margin to fluctuate over time, we believe gross margin has stabilized and we expect it to remain stable in the near term, as benefits from economies of scale from manufacturing and operations are expected to be less significant.
Operating Expenses
Research and Development. Research and development expenses consist primarily of personnel costs, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototype-related expenses, product certification, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We believe that continued investment in research and development of our products is important to attaining our strategic objectives. We expect research and development expenses to increase in absolute dollars and, in the near term, as a percentage of total revenue, as we plan to accelerate investment in our future products and services.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, commission costs and stock-based compensation for employees and contractors engaged in sales and marketing activities. Commission costs are calculated on sale and expensed in the same period. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We expect sales and marketing expenses to increase in absolute dollars, as we increase the size of our sales and marketing organizations to support revenue growth opportunities, but we expect sales and marketing expenses to remain consistent as a percentage of total revenue for the immediate future.
General and Administrative. General and administrative expenses consist primarily of personnel costs and stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal, audit and accounting services, depreciation and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will fluctuate in the near term in absolute dollars and as a percentage of total revenue, as we continue to incur expenses associated with being a publicly traded company and incur legal fees associated with patent litigation matters.
Interest Income (Expense)
Interest income consists of interest from our cash, cash equivalents and short-term investments and accretion of the discount or amortization of the premium related to our short-term investments. In 2012, interest expense consisted of interest on our outstanding debt and amortization of loan fees. All outstanding debt was repaid by the end of June 2012.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. In 2012, we released our valuation allowance on our deferred tax assets, as we concluded that it was more likely than not that we would be able to realize our benefit of the U.S. federal and state deferred tax assets in the future. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of December 31, 2014 and 2013, no valuation allowance has been provided against the Company’s deferred tax assets.
Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenue:
Product	92.8%	93.5%	94.1%
Service	7.2	6.5	5.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	27.7	29.8	32.8
Service	3.8	3.7	2.5
Total cost of revenue	31.5	33.5	35.3
Gross profit	68.5	66.5	64.7
Operating expenses:
Research and development	23.6	23.5	20.4
Sales and marketing	30.2	30.1	26.2
General and administrative	10.3	12.8	9.4
Total operating expenses	64.1	66.4	56.0
Operating income	4.4	0.1	8.7
Interest income (expense)	—	0.1	(0.2)
Other expense, net	(0.1)	(0.2)	(1.7)
Income (loss) before income taxes	4.3	—	6.8
Income tax expense (benefit)	1.8	(0.7)	(8.0)
Net income	2.5%	0.7%	14.8%

Revenues

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue:
Product	$303,446	$245,935	$201,913	$57,511	23.4%	$44,022	21.8%
Service	23,473	17,132	12,740	6,341	37.0%	4,392	34.5%
Total revenue	$326,919	$263,067	$214,653	$63,852	24.3%	$48,414	22.6%

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$169,218	$130,937	$96,732	$38,281	29.2%	$34,205	35.4%
EMEA	84,066	72,013	49,291	12,053	16.7%	22,722	46.1%
APAC	73,635	60,117	68,630	13,518	22.5%	(8,513)	(12.4)%
Total revenue	$326,919	$263,067	$214,653	$63,852	24.3%	$48,414	22.6%
2014 compared to 2013
Product revenue increased by $57.5 million, or 23.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers exceeding 48,000 at December 31, 2014, as compared to 33,000 at December 31, 2013.
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
Service revenue increased by $6.3 million, or 37.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily related to the increase in post-contract sales, or PCS, in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue from Americas, EMEA and APAC increased during the year ended December 31, 2014, primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.
For the year ended December 31, 2013, we recognized $5.2 million of non-recurring product revenue in APAC following the expiration of future product rights related to a service provider.
2013 compared to 2012
Product revenue increased by $44.0 million, or 21.8%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers exceeding 33,000 at December 31, 2013, as compared to 21,000 at December 31, 2012. The increases were offset slightly by a decrease of $5.5 million in product sales of our first commercialized Wi-Fi technology, customer premise equipment, or CPE, due to the discontinuation of the product line.
Service revenue increased by $4.4 million, or 34.5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily related to the increase in PCS sales in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenues are recognized over the contractual service period.
Revenue from Americas and EMEA increased during the year ended December 31, 2013, primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.
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
Cost of Revenues and Gross Margin

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost of revenue
Product	$90,651	$78,344	$70,478	$12,307	15.7%	$7,866	11.2%
Service	12,454	9,844	5,306	2,610	26.5%	4,538	85.5%
Total cost of revenue	$103,105	$88,188	$75,784	$14,917	16.9%	$12,404	16.4%

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013			2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Margin	Dollars	Percent	Margin
	(dollars in thousands)
Gross profit
Product	$212,795	$167,591	$131,435	$45,204	27.0%		$36,156	27.5%
Service	11,019	7,288	7,434	3,731	51.2%		(146)	(2.0)%
Total gross profit	$223,814	$174,879	$138,869	$48,935	28.0%		$36,010	25.9%
Product gross margin	70.1%	68.1%	65.1%			2.0			3.0
Service gross margin	46.9%	42.5%	58.4%			4.4			(15.9)
Total gross margin	68.5%	66.5%	64.7%			2.0			1.8
2014 compared to 2013
Total gross margin for the year ended December 31, 2014 compared to the year ended December 31, 2013 increased 2.0 percentage points.
For the year ended December 31, 2014, product gross margin increased by 2.0 percentage points, compared to the year ended December 31, 2013. The increase in product gross margin was primarily driven by economies of scale from manufacturing and operations of 2.6 percentage points, a 0.4 percentage point increase from decreased warranty claims and a 0.1 percentage point increase from lower freight and logistics costs, offset in part by a 0.6 percentage point decrease due to increased inventory write downs from product end of life. For the year ended December 31, 2013, we benefited from a non-recurring 0.6 percentage point increase in gross margin related to $5.2 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the year ended December 31, 2014, service gross margin increased by 4.4 percentage points, compared to the year ended December 31, 2013. The increase was the result of a 37.0% growth in service revenue offset, in part, by an increase in service costs of 26.5%, arising from the expansion of our service operations to manage growth.
2013 compared to 2012
Total gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012 increased 1.8 percentage points.
For the year ended December 31, 2013, product gross margin increased by 3.0 percentage points, compared to the year ended December 31, 2012. The increase was primarily due to economies of scale from manufacturing and operations, which contributed a 2.4 percentage point increase to product gross margin. In addition, we benefited from a non-recurring 0.6 percentage point increase in gross margin related to $5.2 million of product revenue recognized following the expiration of future product rights with no related cost of product.
For the year ended December 31, 2013, the decrease of 15.9 percentage points in service gross margin was the result of our investment in personnel and infrastructure in our service operations to manage anticipated growth, as well as increased product costs to fulfill our service contracts.

Research and Development

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Research and development	$77,164	$61,783	$43,821	$15,381	24.9%	$17,962	41.0%
% of revenue	23.6%	23.5%	20.4%
2014 compared to 2013
The $15.4 million increase in research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to an increase in personnel and related costs of $8.3 million, which included an increase in salary expense of $3.4 million, bonuses of $2.2 million and stock-based compensation of $2.4 million. We incurred higher consulting and contractor costs of $3.4 million, primarily related to outsourced development work. We also had higher product design, prototype and certification costs of $2.3 million, increased depreciation expense of $1.4 million and increased allocated overhead and facilities of $0.5 million due to growth in headcount, offset in part by a decrease in consumed supplies and materials and travel expenses of $0.5 million.
2013 compared to 2012
The $18.0 million increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to increases in personnel and related costs of $13.5 million, which included an increase in salary expense of $7.1 million, bonuses of $0.7 million, stock-based compensation of $4.3 million and payroll taxes of $1.4 million. We had increased consulting and contractor expense of $3.1 million, primarily related to outsourced development work. We also incurred $2.1 million of additional expense for consumed supplies and materials, travel, depreciation and allocated overhead, all the result of our increased personnel and continued investment to enhance existing products and develop future product offerings, offset by decreased agency fees and prototype costs of $0.7 million due to fewer product releases in 2013.
Sales and Marketing

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Sales and marketing	$98,634	$79,185	$56,209	$19,449	24.6%	$22,976	40.9%
% of revenue	30.2%	30.1%	26.2%
2014 compared to 2013
The increase of $19.4 million in sales and marketing expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related costs increased $16.6 million, which included increases in salary expense of $7.5 million, bonus and commission expenses of $4.7 million, stock-based compensation of $2.3 million and payroll taxes of $2.1 million. Sales and marketing program expenses increased by $1.5 million, primarily due to trade shows and lead generation expenses. In additions, travel expenses increased $1.2 million and allocated overhead increased $1.1 million due to growth in headcount. These increases were offset by a decrease of $0.5 million in consumed supplies and materials.
2013 compared to 2012
The $23.0 million increase in sales and marketing expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related costs increased $16.2 million, which included increases in salary expense of $10.2 million, stock-based compensation of $3.1 million and payroll taxes of $3.0 million. Travel expenses increased $2.8 million due to the increased personnel in the sales organization. Expenses related to sales and marketing programs increased by $0.9 million, primarily for public relations, channel marketing and trade shows. Consulting and contractor expense increased by $0.7 million due to upgrades of our internal systems. We also had higher overhead, facilities and other departmental expenses of $2.4 million due to increased activity and personnel.

General and Administrative

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
General and administrative	$33,622	$33,752	$20,237	$(130)	(0.4)%	$13,515	66.8%
% of revenue	10.3%	12.8%	9.4%
2014 compared to 2013
The $0.1 million decrease in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to a decrease of $5.2 million in legal fees associated with patent litigation, net settlement gains of $0.8 million related to patent litigation matters and decrease of $0.5 million in bad debt expense, offset by an increase in personnel and related expenses of $6.3 million, which included increases in salary expense of $1.8 million, bonuses of $1.2 million, stock-based compensation of $2.6 million and payroll taxes of $0.7 million.
2013 compared to 2012
The $13.5 million increase in general and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to an increase in personnel and related costs of $5.7 million, which included increases in salary expense of $2.7 million, stock-based compensation of $2.6 million and payroll taxes of $0.8 million. General and administrative costs also increased due to higher external legal fees of $5.4 million related to patent litigation matters and higher audit and accounting services of $0.5 million, associated with being a public company. In addition, bad debt expense increased $0.7 million and other general expenses increased $1.2 million including depreciation, facilities and IT expense.
Interest Income (Expense)

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Interest income (expense)	$199	$187	$(472)	$12	6.4%	$659	(139.6)%
For the years ended December 31, 2014 and 2013, interest income consists of interest earned from our cash, cash equivalents and short-term investments. Beginning in 2012, the Company no longer incurred interest expense as all outstanding loans were repaid.
Other Expense, net

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Other expense, net	$463	$456	$3,664	$7	1.5%	$(3,208)	(87.6)%
2014 compared to 2013

For the years ended December 31, 2014 and 2013, other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

2013 compared to 2012

The $3.2 million decrease in other expense, net for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the $2.8 million decrease in re-measurement charges related to the outstanding convertible preferred stock warrants and the $0.4 million decrease in re-measurement charges related to contingent consideration arising from a previous acquisition. Upon completion of the Company’s IPO in November 2012, there were no outstanding warrants to purchase shares of convertible preferred stock. In addition, in the fourth quarter of 2012, the Company settled the contingent consideration liability related to the previous acquisition.

Income Tax Expense (Benefit)

	Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Income tax expense (benefit)	$5,940	$(1,899)	$(17,238)	$7,839		$15,339
Income tax expense was $5.9 million for the year ended December 31, 2014. The effective tax rate exceeded the statutory rate for the period primarily due to non-deductible stock-based compensation expense, state and foreign taxes, and other non-deductible expenses, offset by federal and state research and development credits.
The income tax benefit of $1.9 million for the year ended December 31, 2013 primarily relates to federal and state research and development credits, offset by certain non-deducible stock-based compensation expense.

The income tax benefit of $17.2 million for the year ended December 31, 2012 primarily relates to the release of our valuation allowance of $23.6 million, offset by tax expense associated with the use of net operating losses and minor amounts of state and foreign taxes.

Selected Quarterly Financial Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2014. In management's opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Revenue:
Product	$70,075	$75,352	$78,810	$79,209
Service	4,977	5,648	6,191	6,657
Total revenue	75,052	81,000	85,001	85,866
Cost of revenue:
Product	21,496	22,209	23,193	23,753
Service	2,759	2,932	3,379	3,384
Total cost of revenue	24,255	25,141	26,572	27,137
Gross profit	50,797	55,859	58,429	58,729
Operating expenses:
Research and development	18,139	18,954	19,614	20,457
Sales and marketing	23,270	24,412	24,720	26,232
General and administrative	8,437	8,358	8,017	8,810
Total operating expenses	49,846	51,724	52,351	55,499
Operating income	951	4,135	6,078	3,230
Interest income	46	46	41	66
Other expense, net	(26)	(84)	(200)	(153)
Income before income taxes	971	4,097	5,919	3,143
Income tax expense	698	2,658	2,365	219
Net income	$273	$1,439	$3,554	$2,924
Net income per share:
Basic	$0.00	$0.02	$0.04	$0.03
Diluted	$0.00	$0.02	$0.04	$0.03
Weighted average shares used in computing net income per share:
Basic	81,277	82,315	83,388	$84,611
Diluted	93,311	92,358	94,142	$94,316

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Revenue:
Product	$53,311	$59,663	$64,449	$68,512
Service	3,930	4,210	4,479	4,513
Total revenue	57,241	63,873	68,928	73,025
Cost of revenue:
Product	16,571	18,923	21,165	21,685
Service	2,287	2,447	2,512	2,598
Total cost of revenue	18,858	21,370	23,677	24,283
Gross profit	38,383	42,503	45,251	48,742
Operating expenses:
Research and development	13,778	14,934	16,268	16,803
Sales and marketing	16,851	19,564	21,106	21,664
General and administrative	7,932	6,950	8,410	10,460
Total operating expenses	38,561	41,448	45,784	48,927
Operating income (loss)	(178)	1,055	(533)	(185)
Interest income	34	48	58	47
Other expense, net	(77)	(150)	(102)	(127)
Income (loss) before income taxes	(221)	953	(577)	(265)
Income tax expense (benefit)	(535)	251	(634)	(981)
Net income	$314	$702	$57	$716
Net income per share:
Basic	$0.00	$0.01	$0.00	$0.01
Diluted	$0.00	$0.01	$0.00	$0.01
Weighted average shares used in computing net income per share:
Basic	74,201	75,352	77,735	79,642
Diluted	94,325	92,595	92,779	93,158

Liquidity and Capital Resources

	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$56,083	$91,282
Short-term investments	142,706	60,878
Total cash, cash equivalents and short-term investments	$198,789	$152,160

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$36,726	$28,568	$28,092
Net cash used in investing activities	(93,036)	(82,948)	(10,122)
Net cash provided by financing activities	21,111	12,276	104,216
Net increase (decrease) in cash and cash equivalents	$(35,199)	$(42,104)	$122,186
We had cash, cash equivalents and short-term investments of $198.8 million at December 31, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities and U.S government agency securities. As of December 31, 2014, $2.2 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We plan to continue to invest in long-term growth and we anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash, cash equivalents, short-term investments and cash provided by operations will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
We generated $36.7 million of cash from operating activities during the year ended December 31, 2014 resulting from our net income of $8.2 million, adjusted for non-cash net charges of $33.3 million and offset by changes in our net operating assets and liabilities of $4.8 million. The non-cash net charges consisted mainly of stock-based compensation of $26.6 million, depreciation and amortization of $9.6 million, accretion of discount or amortization of premium on short-term investments of $1.3 million and deferred income taxes of $4.6 million, offset by excess tax benefit from employee stock incentive plans of $9.2 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $15.3 million and inventory of $4.3 million due to timing of shipments. These changes were offset by increased deferred revenue of $9.5 million, related to support renewals and increases in inventory held by distributors when the arrangement fee is not considered fixed and determinable, increased accounts payable of $4.4 million due to timing of payments and increased accrued compensation of $2.0 million primarily due to increased headcount.
We generated $28.6 million of cash from operating activities during the year ended December 31, 2013 resulting from our net income of $1.8 million, adjusted for non-cash net charges of $22.5 million and changes in our net operating assets and liabilities of $4.3 million. The non-cash net charges consisted mainly of stock-based compensation of $18.7 million, depreciation and amortization of $6.6 million, partially offset by the change in deferred income taxes of $2.9 million and the change in excess tax benefit from employee stock incentive plans of $2.0 million.
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
Cash used in investing activities during the year ended December 31, 2014 was $93.0 million, as a result of $174.7 million related to the purchase of investments and $9.5 million related to purchase of property and equipment, offset by $91.2 million in proceeds from the maturity and sale of short-term investments.
Cash used in investing activities during the year ended December 31, 2013 was $82.9 million, as a result of $83.4 million related to the purchase of investments, $7.8 million related to purchase of property and equipment, $5.9 million related to our acquisition of YFind Technologies Private Limited, net of cash acquired, $5.0 million related to an increase in restricted cash and $2.0 million related to final payment related to a previous acquisition, offset by $21.5 million in proceeds from maturity and sale of investments.
Cash used in investing activities in the year ended December 31, 2012 was $10.1 million, of which $7.5 million related to purchases of property and equipment, $2.0 million was a partial payment related to a previous acquisition and $0.6 million related to refundable deposits on new facility leases.
Financing Activities
Our primary financing activities consist of proceeds from sales of shares through employee equity award plans. In 2012, our financing activities also consisted of net proceeds from the sale of our common stock in our IPO and net proceeds from the issuance of convertible preferred stock.
Cash generated from financing activities during the year ended December 31, 2014 was $21.1 million, of which $7.6 million related to the exercise of stock options, $4.3 million related to proceeds from the employee stock purchase plan, or ESPP, and $9.2 million related to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the year ended December 31, 2013 was $12.3 million, of which $7.2 million was from the exercise of stock options, $3.9 million was proceeds from the ESPP and $2.0 million was due to excess tax benefit from employee stock incentive plans, partially offset by $0.8 million in offering costs from our IPO.
Cash generated from financing activities during the year ended December 31, 2012 was $104.2 million, of which $94.8 million related to the proceeds, net of issuance costs paid, from our IPO, net proceeds of $24.9 million from the sale of our Series G preferred stock financing and $0.6 million in proceeds from the exercises of stock options, offset in part by repayment of $13.5 million under our credit and loan facilities and settlement of the contingent consideration of $2.6 million related to a previous acquisition.
Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at December 31, 2014, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$22,599	$3,997	$5,979	$5,134	$7,489
Purchase commitments (1)	15,227	15,227	—	—	—
Total	$37,826	$19,224	$5,979	$5,134	$7,489

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, inventory, goodwill and intangible asset valuation, accounting for income taxes, stock-based compensation and warranty liability, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.
Revenue Recognition
We generate revenue from sales of our products and services through a direct sales force and indirect relationships with our channel partners. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. We rely upon sales contracts and purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. Delivery is deemed to have occurred when title has transferred. We use shipping documents to verify transfer of title.

•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the terms associated with the transaction.

•	Collectability is reasonably assured. We assess collectability as sales occur, based on an analysis of the customer's credit and payment history.
Certain of our arrangements are multiple-element arrangements and may include hardware, PCS, stand-alone software and software as a service. All of our products and services qualify as separate units of accounting. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services.
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
We regularly review estimated selling price of the product offerings and maintain internal controls over the establishment and updates of these estimates. We currently do not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
Product Revenue. Our product revenue consists of revenue from sales of our hardware and perpetual software licenses and is net of allowances for estimated sales returns, product rebates, stock rotations, and other programs based on our historical experience.
Our hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of our products. Therefore, our hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. We generate revenue through a direct sales force and indirect relationships with our channel partners. For sales to direct end-users and certain channel partners, we recognize product revenue at the time of the title transfer, assuming all other revenue recognition criteria are met. Certain of our distributors that stock our products are granted stock rotation rights as well as rebates for sales of our products. Therefore, the arrangement fee for this group of distributors is not fixed and determinable when products are shipped to these distributors and revenue is deferred until our products are shipped to the distributors’ customer.
Our product revenue also includes revenue from the sale of stand-alone software products. Sales of stand-alone software generally include a perpetual license to our software. Stand-alone software products may operate in conjunction with our hardware products but are not considered essential to the functionality of the hardware.

For sales of stand-alone software, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is PCS. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the only undelivered element for which we do not have VSOE of selling price is PCS, revenue for the entire arrangement is bundled and recognized ratably over the support period.
Service Revenue. Our service revenue consists of revenue from PCS and software as a service. PCS includes software updates on an “if and when available” basis, expedited replacement for defective access points, controllers or gateways, telephone and internet access to technical support personnel and hardware support. PCS and software as service are typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period.
Sales Tax and Shipping. Revenue is reported net of sales taxes. Shipping charges billed to channel partners are included in revenue and related costs are included in cost of revenue. To date, shipping charges have not been significant.
Inventories
Inventories are carried at the lower of cost or market, on a first-in, first-out basis. We evaluate inventory for excess and obsolete products based on management’s assessment of future demand, market conditions and technical obsolescence. We subcontract manufacturing of substantially all of our products. At December 31, 2014 and 2013, inventories were predominately comprised of finished goods.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit and no impairment has been recognized related to the goodwill balance as of December 31, 2014.
Intangible Assets
Intangible assets consist of purchased technology resulting from acquisitions. The purchased technology intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, of which ranges from three to four years.
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant under performance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Determination of recoverability of purchased intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If property and equipment or intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value. We did not record any impairment charges in any of the periods presented.
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods, and prudent and feasible tax planning strategies. In the event we were to determine that not all or part of our net deferred tax assets are not more likely than not to be realized in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted if the valuation allowance related to deferred tax assets acquired in a business combination and the adjustment is within the measurement period. If we later determine that it is more likely than not that the deferred tax assets would be realized, we would reverse the previously provided valuation allowance as an adjustment to earnings at such time.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We record uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. We recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line in the accompanying consolidated statements of operations.
Stock-Based Compensation
We measure and recognize stock-based compensation expense for all stock-based payment awards made to employees and non-employees under the fair value method. Our stock-based payment awards include stock options, restricted stock units, and purchases under our ESPP.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the award.
The fair value of stock-based payment awards at the grant date represents management’s best estimate, but the estimate involves inherent uncertainties and the application of management’s judgment. We use the Black-Scholes option pricing model to determine the fair value of purchases under our ESPP and stock options. The determination of the grant date fair value of options using the Black-Scholes option pricing model is affected by assumptions regarding a number of other complex and subjective variables.

•
Expected Term. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The simplified method is used due to the lack of historical exercise data. The expected term for the ESPP is based on the term of the purchase period.

•
Volatility.  Given the limited trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers, which we have designated, based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within our industry and are similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in these industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with remaining terms similar to the expected term of the stock option grants.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
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

Warranties

We generally offer a limited lifetime hardware warranty on our indoor WLAN products and a limited warranty for all other hardware products. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected. To date, we have not accrued any significant costs associated with our warranty.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $198.8 million and $152.2 million as of December 31, 2014 and December 31, 2013, respectively. The amounts are invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At December 31, 2014, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and short-term investments of approximately $1.0 million as of December 31, 2014. Such losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Risk
As of December 31, 2014, foreign currency cash accounts totaled $2.2 million, primarily in the Euro, British Pounds, Chinese Yuan, Taiwan Dollar, Singapore Dollar and Indian Rupee.
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

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Ruckus Wireless, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ruckus Wireless, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the internal control over financial reporting of Ruckus Wireless, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 2015

RUCKUS WIRELESS, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$56,083	$91,282
Short-term investments	142,706	60,878
Accounts receivable, net of allowance for doubtful accounts of $800 and $400 as of December 31, 2014 and 2013, respectively	59,553	44,638
Inventories	21,064	16,748
Deferred costs	4,414	4,207
Deferred tax assets	6,205	7,715
Prepaid expenses and other current assets	5,367	5,227
Total current assets	295,392	230,695
Property and equipment, net	13,636	11,472
Goodwill	9,945	9,945
Intangible assets, net	7,351	9,671
Non-current deferred tax asset	21,166	15,317
Restricted cash	5,000	5,000
Other assets	1,504	1,122
Total assets	$353,994	$283,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,538	$19,131
Accrued compensation	13,765	11,759
Accrued liabilities	5,282	6,231
Deferred revenue	39,231	33,139
Total current liabilities	81,816	70,260
Non-current deferred revenue	10,554	7,098
Non-current deferred tax liabilities	596	854
Other non-current liabilities	1,379	1,161
Total liabilities	94,345	79,373
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of December 31, 2014 and 2013; 85,110 and 80,691 shares issued and outstanding at December 31, 2014 and 2013, respectively	85	81
Additional paid-in capital	273,276	225,575
Accumulated other comprehensive loss	(97)	(2)
Accumulated deficit	(13,615)	(21,805)
Total stockholders’ equity	259,649	203,849
Total liabilities and stockholders’ equity	$353,994	$283,222
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Product	$303,446	$245,935	$201,913
Service	23,473	17,132	12,740
Total revenue	326,919	263,067	214,653
Cost of revenue:
Product	90,651	78,344	70,478
Service	12,454	9,844	5,306
Total cost of revenue	103,105	88,188	75,784
Gross profit	223,814	174,879	138,869
Operating expenses:
Research and development	77,164	61,783	43,821
Sales and marketing	98,634	79,185	56,209
General and administrative	33,622	33,752	20,237
Total operating expenses	209,420	174,720	120,267
Operating income	14,394	159	18,602
Interest income (expense)	199	187	(472)
Other expense, net	(463)	(456)	(3,664)
Income (loss) before income taxes	14,130	(110)	14,466
Income tax expense (benefit)	5,940	(1,899)	(17,238)
Net income	$8,190	$1,789	$31,704
Net income attributable to common stockholders	$8,190	$1,789	$9,036
Net income per share attributable to common stockholders:
Basic	$0.10	$0.02	$0.36
Diluted	$0.09	$0.02	$0.24
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	82,908	76,744	24,847
Diluted	93,668	93,361	37,775
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2014	2013		2012
Net income	$8,190	$1,789		$31,704
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(95)	(2)		—
Comprehensive income	$8,095	$1,787	—	$31,704
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	43,285	$51,257	18,273	$18	$10,537	$—	$(55,298)	$(44,743)
Stock-based compensation expense	—	—	—	—	8,451	—	—	8,451
Issuance of common stock upon exercise of common stock options	—	—	812	1	629	—	—	630
Vesting of early exercised common stock options	—	—	—	—	113	—	—	113
Repurchase of unvested early exercised common stock options	—	—	(2)	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	4,590	24,883	—	—	—	—	—	—
Cashless exercise of preferred stock warrant	106	1,589	—	—	—	—	—	—
Cashless exercise of common stock warrant	—	—	102	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,000	7	93,992	—	—	93,999
Conversion of preferred stock to common stock upon initial public offering	(47,981)	(77,729)	47,981	48	77,681	—	—	77,729
Conversion of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	2,303	—	—	2,303
Excess tax benefit from employee stock incentive plans	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	31,704	31,704
Balances at December 31, 2012	—	—	74,166	74	193,731	—	(23,594)	170,211
Stock-based compensation expense	—	—	—	—	18,701	—	—	18,701

Issuance of common stock upon exercise of common stock options	—	—	5,903	6	7,230	—	—	7,236
Vesting of early exercised common stock options	—	—	—	—	35	—	—	35
Repurchase of unvested early exercised common stock options	—	—	(1)	—	—	—	—	—
Cashless exercise of common stock warrant	—	—	278	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	345	1	3,859	—	—	3,860
Excess tax benefit from employee stock incentive plans	—	—	—	—	2,019	—	—	2,019
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	1,789	1,789
Balances at December 31, 2013	—	—	80,691	$81	$225,575	$(2)	$(21,805)	$203,849
Stock-based compensation expense	—	—	—	—	26,594	—	—	26,594
Issuance of common stock upon exercise of common stock options	—	—	3,618	4	7,628	—	—	7,632
Issuance of common stock upon vesting of restricted stock units	—	—	319	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	482	—	4,296	—	—	4,296
Excess tax benefit from employee stock incentive plans	—	—	—	—	9,183	—	—	9,183
Other comprehensive loss	—	—	—	—	—	(95)	—	(95)
Net income	—	—	—	—	—	—	8,190	8,190
Balances at December 31, 2014	—	—	85,110	$85	$273,276	$(97)	$(13,615)	$259,649
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$8,190	$1,789	$31,704
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,616	6,591	4,850
Provision for doubtful accounts	400	911	179
Stock-based compensation	26,594	18,701	8,451
Amortization of investment premiums, net of accretion of purchase discounts	1,278	1,071	—
Deferred income taxes	4,644	(2,909)	(18,281)
Excess tax benefit from employee stock incentive plans	(9,183)	(2,019)	(25)
Loss on disposal of property and equipment	—	175	35
Change in fair value of preferred stock warrants	—	—	2,842
Revaluation of contingent liability	—	—	400
Accretion of debt discount	—	—	93
Changes in operating assets and liabilities:
Accounts receivable	(15,315)	(4,253)	(21,073)
Inventories	(4,316)	2,293	(8,116)
Deferred costs	(207)	981	(3,699)
Prepaid expenses and other current assets	62	(2,459)	(1,313)
Other assets	(286)	134	(228)
Accounts payable	4,426	2,792	4,031
Accrued compensation	2,006	2,304	4,573
Accrued liabilities	(731)	2,715	364
Deferred revenue	9,548	(249)	23,305
Net cash provided by operating activities	36,726	28,568	28,092
Cash flows from investing activities
Purchase of investments	(174,710)	(83,442)	—
Proceeds from the maturity of investments	88,237	8,324	—
Proceeds from the sale of investments	3,012	13,128	—
Purchase of property and equipment	(9,479)	(7,776)	(7,531)
Increase in facility lease deposits	(96)	(300)	(591)
Cash used in acquisition	—	(7,882)	(2,000)
Increase in restricted cash	—	(5,000)	—
Net cash used in investing activities	(93,036)	(82,948)	(10,122)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,632	7,236	630
Proceeds from employee stock purchase plan	4,296	3,860	—
Excess tax benefit from employee stock incentive plans	9,183	2,019	25
Initial public offering costs	—	(839)	(2,812)
Proceeds from initial public offering	—	—	97,650

Proceeds from exercise of unvested stock options, net of repurchases	—	—	2
Payments on credit facilities	—	—	(5,000)
Payments on loans payable	—	—	(8,562)
Proceeds from issuance of redeemable convertible preferred stock	—	—	25,000
Issuance costs for redeemable convertible preferred stock	—	—	(117)
Settlement of contingent consideration	—	—	(2,600)
Net cash provided by financing activities	21,111	12,276	104,216
Net increase (decrease) in cash and cash equivalents	(35,199)	(42,104)	122,186
Cash and cash equivalents at beginning of year	91,282	133,386	11,200
Cash and cash equivalents at end of year	$56,083	$91,282	$133,386

See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information
Income taxes paid	$740	$915	$934
Interest paid	$—	$—	$761
Noncash investing and financing activities
Purchases of property and equipment recorded in accounts payable & accrued liabilities	$1,091	$1,111	$928
Vesting of early exercised stock options	$—	$35	$113
Conversion of preferred stock into common stock	$—	$—	$77,729
Cashless exercise of preferred stock warrant	$—	$—	$1,589
Unpaid offering costs in additional paid-in capital	$—	$—	$839
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a global supplier of advanced, carrier-class Wi-Fi solutions. Ruckus’ solutions, which are called Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Its Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’ products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique Wi-Fi-related cloud services such as location-based positioning (“LBS”) and public access. These hardware and software products and cloud services incorporate various elements of Ruckus’ proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Principles of Consolidation—The consolidated financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, inventory, goodwill and intangible asset valuation, accounting for income taxes, stock-based compensation and warranty liability. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Concentrations of Credit Risk and Significant Customers—Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash equivalents and short-term investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined to not be collectible.
The percentages of revenue from individual customers totaling greater than 10% of total consolidated Company revenue were as follows:

	Years Ended December 31,
	2014	2013	2012
Distributor A	14.8%	15.2%	16.3%
Distributor B	12.5%	12.4%	*
Distributor C	10.9%	*	*
Distributor D	*	*	12.5%
* Less than 10%
Each of the Company’s greater than 10% customers are third-party distributors, and in 2013 and 2014, no single value added reseller or end customer accounted for more than 10% of the Company's total consolidated revenue.

The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable were as follows:

	December 31,
	2014	2013
Distributor C	12.5%	10.4%
Distributor A	*	11.6%
Distributor E	*	11.2%
* Less than 10%
Cash and Cash Equivalents—The Company considers all highly liquid financial instruments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash equivalents included interest-bearing bank accounts, money market funds and corporate debt securities.
Restricted Cash—As of December 31, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). Refer to “Reimbursement of Penalties” in Note 8.
Fair Value of Financial Instruments—The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Short-Term Investments—The Company’s short-term investments consist primarily of corporate debt securities and U.S government agency securities. The Company classifies investments as available-for-sale at the time of purchase. As Ruckus views these securities as available to support current operations, the Company classify securities with maturities beyond 12 months as current assets. Ruckus’ policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.
Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are reported in the consolidated statements of operations. A specific identification method is used to determine the cost basis of the short-term investments sold. The effects of reclassifications from accumulated other comprehensive loss to the income statement were insignificant for all periods presented. The investments are adjusted for the amortization of premiums and discounts until maturity and such amortization is included in interest income (expense).
Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of the investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. During the year ended December 31, 2014 and 2013, the Company did not consider any of its investments to be other-than-temporarily impaired.
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
Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$400	$140	$117
Charged to expenses	400	911	179
Write-offs	—	(651)	(156)
Balance at end of year	$800	$400	$140

Inventories—Inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand, market conditions and technical obsolescence. The Company subcontracts manufacturing of substantially all of its products. At December 31, 2014 and 2013, inventories were predominately comprised of finished goods.
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
Goodwill— Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit. For the years ended December 31, 2014, 2013 and 2012, no impairment has been recognized related to the goodwill balance.
Intangible Assets— Intangible assets consist of purchased technology resulting from acquisitions. The purchased technology intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which ranges from three to four years.
Impairment of Long-Lived Assets—Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant under performance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If property and equipment or intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value. The Company did not record any impairment charges in the periods presented.
Revenue Recognition—The Company generates revenue from sales of our products and services through a direct sales force and indirect relationships with its channel partners. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company relies upon sales contracts and purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. Delivery is deemed to have occurred when title has transferred. The Company uses shipping documents to verify transfer of title.

•	The fee is fixed or determinable. The Company assess whether the fee is fixed or determinable based on the terms associated with the transaction.

•	Collectability is reasonably assured. The Company assess collectability as sales occur, based on an analysis of the customer's credit and payment history.
Certain of the Company's arrangements are multiple-element arrangements and may include hardware, post-contract support (“PCS”), stand-alone software and software as a service. All of its products and services qualify as separate units of accounting. For multiple-element arrangements, the Company allocates revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services.

To determine the estimated selling price in multiple-element arrangements, the Company first looks to establish vendor specific objective evidence (“VSOE”), of the selling price using the prices charged for a deliverable when sold separately. If VSOE of the selling price cannot be established for a deliverable, the Company looks to establish third-party evidence (“TPE”), of the selling price by evaluating the pricing of similar and interchangeable competitor products or services in standalone arrangements. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we have been unable to obtain comparable pricing information with respect to our competitors’ products. Therefore, we have not been able to obtain reliable evidence of TPE of the selling price. If neither VSOE nor TPE of the selling price can be established for a deliverable, we establish best estimate selling price (“BESP”), by reviewing historical transaction information and considering several other internal factors including discounting and margin objectives.
The Company regularly reviews estimated selling price of the product offerings and maintain internal controls over the establishment and updates of these estimates. The Company currently does not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
Product Revenue. The Company's product revenue consists of revenue from sales of its hardware and perpetual software licenses and is net of allowances for estimated sales returns, product rebates, stock rotations, and other programs based on historical experience.
    The Company's hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of its products. Therefore, the Company's hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. The Company generates revenue through a direct sales force and indirect relationships with its channel partners. For sales to direct end-users and certain channel partners, the Company recognizes product revenue at the time of the title transfer, assuming all other revenue recognition criteria are met. Certain of the Company's distributors that stock its products are granted stock rotation rights as well as rebates for sales of the Company's products. Therefore, the arrangement fee for this group of distributors is not fixed and determinable when products are shipped to these distributors and revenue is deferred until the Company's products are shipped to the distributors’ customer.
The Company's product revenue also includes revenue from the sale of stand-alone software products. Sales of stand-alone software generally include a perpetual license to our software. Stand-alone software products may operate in conjunction with the Company's hardware products but are not considered essential to the functionality of the hardware.
For sales of stand-alone software, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company's contracts, the only element that remains undelivered at the time of delivery of the product is PCS. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the only undelivered element for which the Company does not have VSOE of selling price is PCS, revenue for the entire arrangement is bundled and recognized ratably over the support period.
Service Revenue. The Company's service revenue consists of revenue from PCS and software as a service. PCS includes software updates on an “if and when available” basis, expedited replacement for defective access points, controllers or gateways, telephone and internet access to technical support personnel and hardware support. PCS and software as a service are typically sold in one, three or five year terms and the Company recognizes the revenue ratably over the contractual service period.
Sales Tax and Shipping. Revenue is reported net of sales taxes. Shipping charges billed to channel partners are included in revenue and related costs are included in cost of revenue. To date, shipping charges have not been significant.
Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards granted to employees, including stock options, restricted stock units (“RSUs”) and purchases under the Company's Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of the Company's common stock on the date of grant. The fair value of purchases under the Company’s ESPP is calculated based on the closing price of the Company's common stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities at the foreign subsidiary are re-measured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are presented using historical exchange rates. Revenues and expenses are presented using the average exchange rates in effect during the period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses have not been material for any periods presented.

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. In order for the Company to realize its deferred tax assets, the Company must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. In determining the need for a valuation allowance, the Company considers future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which it operates, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods, and prudent and feasible tax planning strategies. In the event the Company were to determine that not all or part of its net deferred tax assets are not more likely than not to be realized in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which it makes such a determination, or goodwill would be adjusted if the valuation allowance related to deferred tax assets acquired in a business combination and the adjustment is within the measurement period. If the Company later determines that it is more likely than not that the deferred tax assets would be realized, it would reverse the previously provided valuation allowance as an adjustment to earnings at such time.
The amount of income tax the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company records uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line in the accompanying consolidated statements of operations.
Loss Contingencies—The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the Company's ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If the Company determines that a loss is possible and the range of the loss can be reasonably determined, then the Company discloses the range of the possible loss. The Company regularly evaluates available current information available to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of 2017, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the years ended December 31, 2014 and 2013. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.

The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$2,771	$2,771	$—	$—
Corporate debt securities	3,000	—	3,000	—
Short-term investments:
Corporate debt securities	118,323	—	118,323	—
U.S government agency securities	24,383	—	24,383	—
Total assets measured and recorded at fair value	$148,477	$2,771	$145,706	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$47,773	$47,773	$—	$—
Short-term investments:
Corporate debt securities	60,878	—	60,878	—
Total assets measured and recorded at fair value	$108,651	$47,773	$60,878	$—
NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$118,470	$—	$(147)	$118,323
U.S. government agency securities	24,392	4	(13)	24,383
Total short-term investments	$142,862	$4	$(160)	$142,706

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$60,882	$9	$(13)	$60,878
The gross realized gains and gross realized losses related to the Company’s short-term investments were not material for the years ended December 31, 2014 and 2013. The Company did not have short-term investments for the year ended December 31, 2012.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	December 31, 2014
	Amortized Cost	Fair Value
One year or less	$114,231	$114,113
Over one year and less than two years	28,631	28,593
Total short-term investments	$142,862	$142,706

As of December 31, 2013, all of the Company’s investments had a contractual maturity of less than 12 months.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2014 and 2013 there were no investments in its portfolio that were other-than-temporarily impaired.
Investments in an unrealized loss position consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$105,187	$(147)	$18,204	$(13)
U.S. government agency securities	15,773	(13)	—	—
Total short-term investments	$120,960	$(160)	$18,204	$(13)
As of December 31, 2014 and 2013, no investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.
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
Former YFind employees who became the employees of the Company were granted 219,782 RSUs and 51,900 stock options under the Company’s Amended & Restated 2012 Equity Incentive Plan (the “2012 Plan”). The equity awards vest between three and four years from when the employee was hired. The fair value of the equity awards will be recognized as post-acquisition compensation expense over the requisite service period. The Company is also obligated to pay retention bonuses to certain former YFind employees who became employees of the Company, over two years from the date of hire. Both the equity awards and the retention bonuses are subject to certain continued employment restrictions. For the year ended December 31, 2014 and 2013, the Company recorded compensation costs of $1.1 million and $1.0 million in research and development expenses associated with the equity awards and the retention bonuses. Acquisition related costs were not material for the year ended December 31, 2013.
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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

Amount
December 31, 2012	$9,031
Goodwill from the acquisition of YFind	914
December 31, 2013	$9,945
Changes in goodwill	—
December 31, 2014	$9,945
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
December 31, 2014
Purchased technology	$12,600	$(5,249)	$7,351	2.8 years

December 31, 2013
Purchased technology	$6,600	$(2,929)	$3,671	2.8 years
In-process research and development	6,000	—	6,000
Total	$12,600	$(2,929)	$9,671
On July 18, 2013, the Company recorded the fair value of the in-process research and development of $6.0 million related to the acquisition of YFind. In-process research and development was accounted for as an indefinite-lived intangible asset, until its completion on May 1, 2014. Following its completion, it was transferred to purchased technology and is being amortized over its estimated useful life of four years.
Amortization expense related to the purchased technology was $2.3 million, $1.3 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense is included as a component of cost of revenue in the accompanying consolidated statements of operations.
The following table presents the estimated future amortization expense of intangible assets as of December 31, 2014 (in thousands):

Year ending December 31,	Amount
2015	$2,820
2016	2,531
2017	1,500
2018	500
Total amortization	$7,351

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands, except estimated useful lives):

		December 31
	Estimated Useful Lives	2014	2013
Computer hardware	3 years	$11,167	$7,451
Computer software	3 years	4,070	2,396
Machinery, equipment and tooling	2 to 3 years	10,800	8,718
Furniture and fixtures	7 years	1,584	1,572
Leasehold improvements	3 to 10 years	3,911	2,981
Total property and equipment		31,532	23,118
Less: accumulated depreciation and amortization		(17,896)	(11,646)
Total property and equipment, net		$13,636	$11,472

For the years ended December 31, 2014, 2013 and 2012, expense related to depreciation and amortization of property and equipment was $7.3 million, $5.3 million and $3.5 million respectively.
NOTE 7—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31,
	2014	2013
Product	$22,900	$21,732
Service	26,885	18,505
Total deferred revenue	$49,785	$40,237
Reported as:
Current	$39,231	$33,139
Non-current	10,554	7,098
Total deferred revenue	$49,785	$40,237
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts and software as a service contracts billed in advance and revenue is recognized ratably over the service period, typically one to five years.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Singapore, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements. Rent expense was $4.7 million, $4.4 million, and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,	Amount
2015	$3,997
2016	3,190
2017	2,789
2018	2,590
2019	2,544
Thereafter	7,489
Operating lease obligations	$22,599
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the year ended December 31, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the consolidated statements of operations. The Company did not have any material settlement gains or losses for the years ended December 31, 2013 and 2012.
Purchase Commitments— As of December 31, 2014, the Company had current purchase commitments of $15.2 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of December 31, 2014 and 2013.
Reimbursement of Penalties— As of December 30, 2014 and 2013, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the IT Act. The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years, which began in April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
Warranties— The Company generally offers a limited lifetime hardware warranty on its indoor WLAN products and a limited warranty for all other hardware products for a period of up to one year. The Company estimates the costs that may be incurred under its warranties and records a liability for products sold as a charge to cost of revenue. Estimates of future warranty costs are largely based on historical experience of product failure rates and material usage incurred in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

The warranty liability is included as a component of accrued liabilities in the accompanying consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,038	$725	$489
Changes in existing warranty	(216)	(41)	47
Warranty expense	955	1,528	784
Obligations fulfilled	(974)	(1,174)	(595)
Balance at end of year	$803	$1,038	$725
NOTE 9—EQUITY AWARD PLAN
Stock Option Plans—The Company has two equity incentive plans: the 2002 Stock Incentive Plan (the "2002 Plan") and the 2012 Plan. Effective January 31, 2012, the Company’s board of directors terminated the 2002 Plan. The 2012 Plan is the successor to and continuation of the 2002 Plan. The 2012 Plan was subsequently amended and restated in July 2012 and further amended in September 2012, and approved by the Company’s stockholders in October 2012.
The Company’s 2012 Plan provides for the granting of stock options, restricted stock awards, RSUs, stock appreciation rights, and performance shares to employees, directors, and consultants. Awards granted under the 2012 Plan vest over the periods determined by the board of directors, generally one to four years, beginning from the vesting commencement date, and expire no more than 10 years from the date of grant.
The maximum number of shares of common stock that may be issued under the Company’s 2012 Plan is 32,000,000, which includes shares reserved for issuance under the 2002 Stock Plan at the time the 2012 Plan became effective, and any shares granted under the 2002 Plan that would have otherwise returned to the 2002 Plan. Each year on January 1, starting in January 2013, the maximum number of shares that may be issued increases by the lesser of, 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding year, or a lesser number of shares as determined by the board of directors. As of December 31, 2014 and 2013, 29.3 million and 29.2 million shares were authorized for issuance under these plans.
Employee Stock Purchase Plan—The ESPP was adopted by the board of directors and approved by the stockholders on October 5, 2012 and was effective upon completion of the Company’s initial public offering.
Under the Company's ESPP, the Company can grant stock purchase rights to all eligible employees during a one year offering period with purchase dates at the end of each six-month purchase period. Each six month purchase period will begin on the first trading date on or after May 16 and November 16 of each year. Shares are purchased through the accumulation of employees' payroll deductions, up to a maximum of 15% of employees' compensation for each purchase period, at purchase prices equal to 85% of the lesser of the closing price of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 2,000 shares of common stock in any one year offering period. The ESPP is compensatory and results in compensation expense.
At the time the ESPP became effective, a total of 1,500,000 shares of common stock were reserved for issuance. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year on January 1, starting in January 2013, continuing through and including January 1, 2022, by the lesser of (i) 2% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year; (ii) 3,000,000 shares of common stock; or (iii) such lesser number of shares as determined by the board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available. As of December 31, 2014 and 2013, approximately 3.8 million and 2.6 million shares were authorized for issuance under the ESPP. Employees purchased approximately 482,000 shares of common stock at an average exercise price of $8.91 during the year ended December 31, 2014.

Stock Option Activity
The following table summarizes the outstanding stock option activity (in thousands, except per share amounts and years):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	19,609	$4.51	7.3	$195,142
Options granted	1,585	13.00
Options exercised	(3,618)	2.11
Options forfeited	(534)	10.94
Balance, December 31, 2014	17,042	$5.60	6.7	$119,782
Options exercisable as of December 31, 2014	11,278	$3.74	6.0	$97,008
Options vested and expected to vest as of December 31, 2014	16,853	$5.54	6.7	$119,331
The weighted average grant date fair value of stock options was approximately $7.42, $10.33 and $3.91 for the years ended December 31, 2014, 2013 and 2012, respectively.
The total intrinsic value of options exercised was approximately $39.0 million, $74.1 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
RSU Activity
The following table summarizes the outstanding activity of RSUs (in thousands, except per share amounts and years):

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	1,011	$17.11	1.6	$14,356
RSUs granted	2,289	12.70
RSUs vested	(319)	17.53
RSUs forfeited	(156)	14.27
Balance, December 31, 2014	2,825	$13.65	1.7	$33,955
The weighted average grant date fair value of RSUs was approximately $12.70 and $17.10 for the years ended December 31, 2014 and 2013, respectively. No RSUs were granted for the year ended December 31, 2012.
The aggregate fair value of RSUs vested as of the respective vesting dates, was approximately $4.2 million for the year ended December 31, 2014. No RSUs vested during the years ended December 31, 2013 and 2012.

Shares Available for Grant
The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of December 31, 2014 (in thousands):

Number of Shares
Balance, December 31, 2013	8,547
Additional shares reserved for issuance	4,035
Options granted	(1,585)
Options forfeited	534
RSUs granted	(2,289)
RSUs forfeited	156
Balance, December 31, 2014	9,398
Fair Value Disclosures
The Company measures compensation expense for all stock-based payment awards, including stock options and RSUs granted to employees and under the ESPP, based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of the Company’s common stock on the date of grant. The fair value of purchases under the Company’s ESPP is calculated based on the closing price of the Company’s stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
The determination of the fair value of options using the Black-Scholes option pricing model is affected by the following assumptions:
Expected Term-The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The simplified method is used due to the lack of historical exercise data. The expected term for the ESPP is based on the term of the purchase period.
Volatility-The Company determined the share price volatility factor based on historical volatility of its peer group due to the limited trading history of its common stock.

Risk-Free Interest Rate-The risk-free interest rate is based on the U.S. Treasury zero coupon issues with remaining terms similar to the expected term of the stock option grants.

Dividend Yield-The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company’s stock options:

	Years Ended December 31,
	2014	2013	2012
Volatility	60.7%	67.4%	69.1%
Expected term (years)	6.1	6.1	6.0
Risk-free interest rate	1.9%	1.9%	1.0%
Dividend yield	—	—	—

Employee Stock Purchase Plan
The following table summarizes the weighted average assumptions relating to the Company’s ESPP:

	Years Ended December 31,
	2014	2013
Volatility	40.2%	59.6%
Expected term (years)	0.7	0.7
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded for stock awards issued to employees and non-employees (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$1,092	$818	$243
Research and development	9,099	6,738	2,409
Sales and marketing	7,180	4,922	1,787
General and administrative	9,223	6,637	4,012
Total stock-based compensation	26,594	19,115	8,451
Tax benefit from stock-based compensation	(688)	(1,535)	(2,417)
Total stock-based compensation, net of tax effect	$25,906	$17,580	$6,034
At December 31, 2014, the total unrecognized stock-based compensation expense under the Company’s stock plans was $64.3 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.2 years.
For the year ended December 31, 2013, the Company recognized $0.4 million in stock-based compensation related to the cash settlement of equity awards held by former YFind employees.

NOTE 10—EARNINGS PER SHARE
Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to repurchase shares.
For the year ended December 31, 2012, basic and diluted net income per common share was computed using the two-class method required for participating securities. Prior to the IPO, holders of convertible preferred stock were each entitled to receive non-cumulative dividends. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period preferred stock non-cumulative dividends, between common stock and preferred stock. Concurrent with the closing of the IPO in November 2012, all shares of outstanding preferred stock automatically converted into shares of the Company’s common stock and the two-class method was no longer required, as the Company had one class of securities.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$8,190	$1,789	$31,704
Less: Undistributed earnings allocated to participating securities	—	—	(22,668)
Net income attributable to common stockholders, basic and diluted	$8,190	$1,789	$9,036
Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	82,908	76,744	24,847
Weighted-average effect of potentially dilutive shares:
Employee stock options	10,538	16,442	12,788
RSUs and ESPP	222	175	140
Diluted	93,668	93,361	37,775
Net income per share attributable to common stockholders:
Basic	$0.10	$0.02	$0.36
Diluted	$0.09	$0.02	$0.24
The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options	2,649	1,134	3,348
RSUs and ESPP	977	233	—
Total	3,626	1,367	3,348
NOTE 11—INCOME TAXES
The domestic and foreign components of income (loss) before the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$13,107	$(1,015)	$13,235
Foreign	1,023	905	1,231
Total	$14,130	$(110)	$14,466

During the years ended December 31, 2014, 2013 and 2012, the Company’s income tax expense (benefit) was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current expense:
Federal	$8,224	$1,880	$—
State	999	143	317
Foreign	1,257	1,006	762
Total current expense	10,480	3,029	1,079
Deferred benefit:
Federal	(2,936)	(3,445)	(13,805)
State	(1,259)	(1,172)	(4,467)
Foreign	(345)	(311)	(45)
Total deferred benefit	(4,540)	(4,928)	(18,317)
Total income tax expense (benefit)	$5,940	$(1,899)	$(17,238)
The difference between the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal statutory rate	$4,945	$(38)	$4,918
State taxes, net of federal income tax benefit	602	86	417
Non-deductible expenses	246	209	134
Stock-based compensation	2,209	1,535	701
Preferred stock warrant liability	—	—	966
Acquisition cost	—	110	—
Foreign tax deduction	(153)	(101)	—
Tax credits	(2,502)	(4,020)	(884)
Foreign tax rate differential	393	324	273
Other items not individually material	200	(4)	116
Change in statutory rate	—	—	(262)
Change in valuation allowance	—	—	(23,617)
Total income tax expense (benefit)	$5,940	$(1,899)	$(17,238)

The Company records deferred tax assets if the realization of such assets is more likely than not. Significant management judgment is required in determining whether a valuation allowance against the Company’s deferred tax assets is required. The Company has considered all available evidence, both positive and negative, such as historical levels of income and predictability of future forecasts of taxable income, in determining whether a valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment.

As of December 31, 2014, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets, the Company has concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. As a result, the Company did not record a valuation allowance against its net deferred tax assets during the year ended December 31, 2014.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$2,645	$1,641
Tax credits	4,416	6,719
Fixed assets and intangibles, other than goodwill	3,913	3,402
Net operating losses	1,426	1,645
Stock-based compensation	11,023	7,131
Deferred revenue	2,560	1,448
Other	2,177	1,517
Total deferred tax assets	28,160	23,503
Deferred tax liabilities
Intangible assets	(850)	(1,020)
Goodwill	(535)	(305)
Net deferred tax assets	$26,775	$22,178
As reported:
Current deferred tax asset	$6,205	$7,715
Non-current deferred tax assets	21,166	15,317
Non-current deferred tax liabilities	(596)	(854)
Net deferred tax assets	$26,775	$22,178

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $39.5 million for federal purposes, $50.1 million for state purposes, and $3.8 million for foreign purposes. If not utilized, these carryforwards will begin to expire in 2033 for federal purposes and 2019 for state purposes. Foreign carryforwards will not expire. As a result of certain realization requirements of the accounting guidance for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $39.4 million of federal net operating losses, $29.9 million of state net operating losses, and $2.3 million of foreign net operating losses relate to stock compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital if realized.

The Company has research credit carryforwards of approximately $7.9 million for federal purposes and $8.3 million for California purposes. If not utilized, the federal carryforward will begin to expire in 2024. The California credit carryforward will not expire. The Federal research credits and $3.9 million of the California research credits, when realized, will result in a credit to additional paid-in capital.
The Company uses the accounting guidance on a with and without approach under ASC Topic 740 Income Taxes, for the purpose of determining when excess tax benefits have been realized.
The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

The undistributed earnings from the Company’s foreign subsidiaries are not subject to a United States tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2014, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.
The Company has foreign tax credit carryforwards of approximately $0.5 million for federal purposes. If not utilized, the federal carryforward will begin to expire in 2019.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. As of December 31, 2014, 2013 and 2012, the Company’s total amount of unrecognized tax benefit was approximately $3.3 million, $2.4 million, and $0.8 million, respectively. These amounts are primarily related to the Company’s research and development tax credits and tax accruals.
As of December 31, 2014, the Company’s total amount of unrecognized tax benefit was approximately $3.3 million. If recognized, approximately $2.7 million would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Balance at beginning of year	$2,397	$836	$937
Additions related to current year tax positions	858	1,394	218
Additions related to prior year tax positions	—	167	—
Reductions related to prior year tax positions	(3)	—	(319)
Balance at end of year	$3,252	$2,397	$836
During the year ended December 31, 2014 and cumulatively, the Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits.

The Company files income tax returns with the United States federal government, various states and certain foreign jurisdictions. The Company’s tax years ended December 31, 2003 through December 31, 2014 remain open to audit for federal and California purposes. These years are open due to net operating losses and tax credits unutilized from such years. The Company’s tax years ended December 31, 2009 through December 31, 2014 remain open to audits for its foreign subsidiaries.
NOTE 12—EMPLOYEE BENEFIT PLAN
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

NOTE 13—SEGMENT INFORMATION
The Company operates as one reportable and operating segment, selling gateways, controllers and access points along with related software and services.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment. The Company's chief executive officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

The following presents total revenue by geographic region (in thousands):

	Years Ended December 31,
	2014	2013	2012
Americas:
United States	$159,548	$118,333	$91,597
Other Americas	9,670	12,604	5,135
Total Americas	169,218	130,937	96,732
EMEA:
United Kingdom	24,715	28,129	20,862
Other EMEA	59,351	43,884	28,429
Total EMEA	84,066	72,013	49,291
APAC:
Japan	13,935	17,069	27,462
Other APAC	59,700	43,048	41,168
Total APAC	73,635	60,117	68,630
Total revenue	$326,919	$263,067	$214,653
As of December 31, 2014, the Company had property and equipment, net, of $8.9 million, $0.6 million and $4.1 million located in the Americas, EMEA, and APAC respectively.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
The management of Ruckus Wireless, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on the 25th day of February 2015.

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
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Selina Y. Lo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Selina Y. Lo
s/ Seamus Hennessy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
Seamus Hennessy
/s/ William Kish	Chief Technology Officer and Director	February 25, 2015
William Kish
/s/ Georges Antoun	Director	February 25, 2015
Georges Antoun
/s/ Gaurav Garg	Director	February 25, 2015
Gaurav Garg
/s/ Stewart Grierson	Director	February 25, 2015
Stewart Grierson
/s/ Mohan Gyani	Director	February 25, 2015
Mohan Gyani
/s/ Richard Lynch	Director	February 25, 2015
Richard Lynch

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35734	3.1	11/20/2012
3.2	Bylaws of the Registrant.	S-1	333-184309	3.2	10/5/2012
4.1	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.	S-1	333-184309	4.8	10/5/2012
10.1+	Ruckus Wireless, Inc. 2002 Stock Plan, as amended.	S-1	333-184309	10.1	10/5/2012
10.2+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. 2002 Stock Plan.	S-1	333-184309	10.2	10/5/2012
10.3+	Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-1	333-184309	10.3	10/5/2012
10.4+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan.	S-1	333-184309	10.4	10/5/2012
10.5+	Ruckus Wireless, Inc. 2012 Employee Stock Purchase Plan.	S-1	333-184309	10.5	10/5/2012
10.6+	Form of Indemnity Agreement entered into between the Company and each of its directors and its executive officers.	S-1	333-184309	10.6	10/5/2012
10.7	Lease Agreement, dated March 16, 2012, between the Company and RP/Presidio Java Owner, L.L.C.	S-1	333-184309	10.13	10/5/2012
10.8	Hardware Access Layer Technology License Agreement, dated August 23, 2004, between the Company and Atheros Communications, Inc.	S-1	333-184309	10.17	10/5/2012
10.9+	Ruckus Wireless, Inc. Severance Benefit Plan.	10-K	001-35734	10.8	3/5/2013
10.10+	Form of Restricted Stock Unit Agreement and Grant Notice Agreement for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-8	333-187054	4.5	3/5/2013
10.11*	Offer Letter to Daniel A. Rabinovitsj, dated August 20, 2014.	8-K	001-35734	10.1	9/23/2014
21.1	List of subsidiaries.	10-K	001-35734	21.1	3/3/2014
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1* (1)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

(1)
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