Form 10-Q
period 2015-03-31
RUCKUS WIRELESS INC
filed 2015-05-01
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

On April 23, 2015, 86,562,761 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$46,267	$56,083
Short-term investments	147,550	142,706
Accounts receivable, net of allowance for doubtful accounts of $800 as of March 31, 2015 and December 31, 2014	57,121	59,553
Inventories	25,143	21,064
Deferred costs	2,463	4,414
Deferred tax assets	6,208	6,205
Prepaid expenses and other current assets	6,191	5,367
Total current assets	290,943	295,392
Property and equipment, net	17,572	13,636
Goodwill	9,945	9,945
Intangible assets, net	6,646	7,351
Non-current deferred tax asset	23,185	21,166
Restricted cash	5,000	5,000
Other assets	1,478	1,504
Total assets	$354,769	$353,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,152	$23,538
Accrued compensation	12,569	13,765
Accrued liabilities	6,740	5,282
Deferred revenue	30,045	39,231
Total current liabilities	71,506	81,816
Non-current deferred revenue	10,932	10,554
Non-current deferred tax liabilities	410	596
Other non-current liabilities	1,410	1,379
Total liabilities	84,258	94,345
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of March 31, 2015 and December 31, 2014; 86,349 and 85,110 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	86	85
Additional paid-in capital	284,624	273,276
Accumulated other comprehensive loss	(11)	(97)
Accumulated deficit	(14,188)	(13,615)
Total stockholders’ equity	270,511	259,649
Total liabilities and stockholders’ equity	$354,769	$353,994
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$75,297	$70,075
Service	6,781	4,977
Total revenue	82,078	75,052
Cost of revenue:
Product	23,231	21,496
Service	3,542	2,759
Total cost of revenue	26,773	24,255
Gross profit	55,305	50,797
Operating expenses:
Research and development	21,296	18,139
Sales and marketing	26,078	23,270
General and administrative	9,434	8,437
Total operating expenses	56,808	49,846
Operating income (loss)	(1,503)	951
Interest income	141	46
Other expense, net	(78)	(26)
Income (loss) before income taxes	(1,440)	971
Income tax expense (benefit)	(867)	698
Net income (loss)	$(573)	$273
Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average shares used in computing net income (loss) per share:
Basic	85,637	81,277
Diluted	85,637	93,311
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(573)	$273
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	85	(6)
Comprehensive income (loss)	$(488)	$267
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(573)	$273
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,833	1,916
Provision for doubtful accounts	—	400
Stock-based compensation	7,322	6,346
Amortization of investment premiums, net of accretion of purchase discounts	601	321
Deferred income taxes	(1,271)	420
Excess tax benefit from employee stock incentive plans	(989)	(952)
Other	10	—
Changes in operating assets and liabilities:
Accounts receivable	2,432	(5,565)
Inventories	(4,079)	(664)
Deferred costs	1,951	654
Prepaid expenses and other current assets	(918)	(70)
Other assets	93	59
Accounts payable	(4,209)	(1,121)
Accrued compensation	(1,196)	1,751
Accrued liabilities	1,489	1,624
Deferred revenue	(8,808)	(1,831)
Net cash provided by (used in) operating activities	(5,312)	3,561
Cash flows from investing activities
Purchase of investments	(30,987)	(42,687)
Proceeds from the maturity of investments	25,774	26,603
Purchase of property and equipment	(3,251)	(2,185)
Increase in facility lease deposits	(67)	—
Net cash used in investing activities	(8,531)	(18,269)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,038	2,241
Excess tax benefit from employee stock incentive plans	989	952
Net cash provided by financing activities	4,027	3,193
Net decrease in cash and cash equivalents	(9,816)	(11,515)
Cash and cash equivalents at beginning of period	56,083	91,282
Cash and cash equivalents at end of period	$46,267	$79,767
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$3,914	$574

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a global supplier of advanced, carrier-class Wi-Fi solutions. Ruckus’ solutions, which are called Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Its Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’ products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique Wi-Fi-related cloud services, such as location-based positioning (“LBS”) and public access. These hardware and software products and cloud services incorporate various elements of Ruckus’ proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Ruckus’ Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 25, 2015.
The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.
Principles of Consolidation— The condensed financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, inventory, goodwill and intangible asset valuation, accounting for income taxes, stock-based compensation and warranty liability. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements— In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). Following the tentative decision by the FASB to defer the effective date, it is expected that the accounting standard will be effective for the Company beginning in its first quarter of 2018, with early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.
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

The percentages of revenue from individual customers totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2015	2014
Channel partner A	13.2%	14.8%
Channel partner B	13.0%	*
Channel partner C	10.2%	12.9%
Channel partner D	*	11.9%
* Less than 10%
No single end-customer accounted for more than 10% of total consolidated revenue.
The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2015	2014
Channel partner D	12.0%	12.5%

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the three months ended March 31, 2015. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,088	$1,088	$—	$—
Short-term investments:
Corporate debt securities	121,224	—	121,224	—
U.S. government agency securities	26,326	—	26,326	—
Total assets measured and recorded at fair value	$148,638	$1,088	$147,550	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,771	$2,771	$—	$—
Corporate debt securities	3,000	—	3,000	—
Short-term investments:
Corporate debt securities	118,323	—	118,323	—
U.S. government agency securities	24,383	—	24,383	—
Total assets measured and recorded at fair value	$148,477	$2,771	$145,706	$—

NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$121,254	$34	$(64)	$121,224
U.S. government agency securities	26,314	14	(2)	26,326
Total short-term investments	$147,568	$48	$(66)	$147,550

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$118,470	$—	$(147)	$118,323
U.S. government agency securities	24,392	4	(13)	24,383
Total short-term investments	$142,862	$4	$(160)	$142,706
The gross realized gains and losses related to the Company’s short-term investments were not material for the three months ended March 31, 2015 and 2014.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$114,167	$114,119	$114,231	$114,113
Over one year and less than two years	33,401	33,431	28,631	28,593
Total short-term investments	$147,568	$147,550	$142,862	$142,706

Short-term investments in an unrealized loss position consisted of the following (in thousands):

	March 31, 2015		December 31, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$79,341	$(64)	$105,187	$(147)
U.S. government agency securities	5,677	(2)	15,773	(13)
Total short-term investments	$85,018	$(66)	$120,960	$(160)
As of March 31, 2015 and December 31, 2014, no short-term investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
March 31, 2015
Purchased technology	$12,600	$(5,954)	$6,646	2.6 years

December 31, 2014
Purchased technology	$12,600	$(5,249)	$7,351	2.8 years
The following table presents the estimated future amortization expense of intangible assets as of March 31, 2015 (in thousands):

Year ending December 31,	Amount
2015 (remaining nine months)	$2,115
2016	2,531
2017	1,500
2018	500
Total amortization	$6,646
The Company had goodwill of $9.9 million as of March 31, 2015 and December 31, 2014. No impairment has been recognized related to the goodwill balance.

NOTE 5—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Product	$13,222	$22,900
Service	27,755	26,885
Total deferred revenue	$40,977	$49,785
Reported as:
Current	$30,045	$39,231
Non-current	10,932	10,554
Total deferred revenue	$40,977	$49,785
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts and software licensed as a service (“SaaS”) billed in advance and revenue is recognized ratably over the service period, typically one to five years.

NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Singapore, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2015 (remaining nine months)	$3,235
2016	3,625
2017	3,211
2018	2,861
2019	2,566
Thereafter	7,489
Operating lease obligations	$22,987
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the three months ended March 31, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2015, the Company did not have any legal settlements.
Purchase Commitments— As of March 31, 2015, the Company had current purchase commitments of $12.9 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of March 31, 2015 and December 31, 2014.
Reimbursement of Penalties— As of March 31, 2015 and December 31, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$803	$1,038
Changes in existing warranty	(82)	93
Warranty expense	390	256
Obligations fulfilled	(187)	(491)
Balance at end of period	$924	$896

NOTE 7—EQUITY AWARD PLANS
Stock Option Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	17,042	$5.60	6.7	$119,782
Options granted	35	10.72
Options exercised	(1,122)	2.71
Options forfeited	(259)	8.49
Balance, March 31, 2015	15,696	$5.78	6.5	$118,775
Options exercisable as of March 31, 2015	11,087	$4.06	5.8	$100,987
Options vested and expected to vest as of March 31, 2015	15,525	$5.71	6.5	$118,391

The weighted average grant date fair value of stock options was approximately $5.86 and $8.04 per share for the three months ended March 31, 2015 and 2014, respectively.
The total intrinsic value of options exercised was approximately $9.9 million and $13.3 million for the three months ended March 31, 2015 and 2014, respectively.
Restricted Stock Unit Activity
The following table summarizes the outstanding activity of Restricted Stock Units (“RSUs”) and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,825	$13.65	1.7	$33,955
RSUs granted	138	10.76
RSUs vested	(116)	20.23
RSUs forfeited	(98)	14.98
Balance, March 31, 2015	2,749	$13.18	1.6	$35,376
The following table summarizes the stock activity and the total number of shares available for grant under the Company's Amended & Restated 2012 Equity Incentive Plan as of March 31, 2015 (in thousands):

Number of Shares
Balance, December 31, 2014	9,398
Additional shares reserved for issuance	4,256
Options granted	(35)
Options forfeited	259
RSUs granted	(138)
RSUs forfeited	98
Balance, March 31, 2015	13,838
Fair Value Disclosures

Employee Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes model. The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended March 31,
	2015	2014
Volatility	57.8%	64.3%
Expected term (years)	6.1	6.1
Risk-free interest rate	1.6%	2.0%
Dividend yield	—	—

Employee Stock Purchase Plan
There were no stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2015 and 2014.
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$316	$245
Research and development	2,722	2,096
Sales and marketing	1,617	1,615
General and administrative	2,667	2,390
Total stock-based compensation	$7,322	$6,346
At March 31, 2015, the total unrecognized stock-based compensation expense under the Company's stock plans was $55.0 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.1 years.

NOTE 8—EARNINGS PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(573)	$273
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	85,637	81,277
Weighted-average effect of potentially dilutive shares:
Employee stock options	—	11,920
RSUs and ESPP	—	114
Diluted	85,637	93,311
Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	16,435	2,305
RSUs and ESPP	3,355	745
Total	19,790	3,050

NOTE 9—INCOME TAXES

Income tax benefit was $0.9 million for the three months ended March 31, 2015 and income tax expense was $0.7 million for the three months ended March 31, 2014. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses.

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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2015	2014
Americas:
United States	$38,966	$38,475
Other Americas	1,773	2,012
Total Americas	40,739	40,487
EMEA:
Total EMEA	21,973	20,052
APAC:
Total APAC	19,366	14,513
Total revenue	$82,078	$75,052
As of March 31, 2015, the Company had property and equipment, net of $12.4 million, $0.6 million and $4.6 million located in the Americas, EMEA, and APAC respectively.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this discussion and analysis and elsewhere in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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

Overview
Ruckus is a global supplier of advanced, carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique Wi-Fi-related cloud services, such as location-based positioning and public access. These hardware and software products and cloud services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
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
Each of our greater than 10% customers are channel partners. The Company’s agreements with these channel partners were made in the ordinary course of business and may be terminated with or without cause by either party with advance notice. Although the Company may experience a short-term disruption in the distribution of its products and a short-term decline in revenue if its agreement with any of these channel partners was terminated, the Company believes that such termination would not have a material adverse effect on the Company and its subsidiaries, taken as a whole, because the Company has engaged or believes that it would be able to engage alternative distributors, resellers and other distribution channels to deliver its products to end-customers within a quarter following the termination of any agreement with one of these channel partners.
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

Industry Trends and Approach
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
Moreover, the introduction of new industry standards, such as 802.11ac, have caused organizations to consider a refresh of Wi-Fi technology as part of their IT strategies. However, the availability of 802.11ac chip sets in multiple waves has created migration challenges for organizations deciding between migrating to first generation 802.11ac technology or waiting for additional capability in later waves of 802.11ac technology. As a result, some organizations may delay migration to 802.11ac technology until the broader availability of the second wave of 802.11ac products.
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
Ruckus Approach

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
Service Revenue. Service revenue is generated primarily from post-contract support, or PCS, and includes software updates on an “if and when available” basis, expedited replacement for defective access points, controllers or gateways, telephone and internet access to technical support personnel and hardware support. PCS is typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period. Our service revenue also includes SaaS, such as our cloud services. Revenue from SaaS is recognized ratably over the contractual service period.
Cost of Revenue
Our cost of revenue is comprised of the following:
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, as well as the size of orders from customers. These factors will cause gross margin to fluctuate over time, but we believe gross margin has stabilized and we expect it to remain stable in the near term, as margin benefits from further economies of scale from manufacturing and operations are expected to be less significant.
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, commission costs and stock-based compensation for employees and contractors engaged in sales and marketing activities. Commission costs are calculated on sale and expensed in the same period. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We expect sales and marketing expenses to increase in absolute dollars, as we increase the size of our sales and marketing organizations to support revenue growth opportunities, but we expect sales and marketing expenses to remain consistent as a percentage of total revenue for the near term.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of March 31, 2015 and December 31, 2014, no valuation allowance has been provided against the Company’s deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	91.7%	93.4%
Service	8.3	6.6
Total revenue	100.0	100.0
Cost of revenue:
Product	28.3	28.6
Service	4.3	3.7
Total cost of revenue	32.6	32.3
Gross profit	67.4	67.7
Operating expenses:
Research and development	26.0	24.2
Sales and marketing	31.8	31.0
General and administrative	11.4	11.2
Total operating expenses	69.2	66.4
Operating income (loss)	(1.8)	1.3
Interest income	0.1	—
Other expense, net	(0.1)	—
Income (loss) before income taxes	(1.8)	1.3
Income tax expense (benefit)	(1.1)	0.9
Net income (loss)	(0.7)%	0.4%

Revenues

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue:
Product	$75,297	$70,075	$5,222	7.5%
Service	6,781	4,977	1,804	36.2%
Total revenue	$82,078	$75,052	$7,026	9.4%

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue by geographic region:
Americas	$40,739	$40,487	$252	0.6%
EMEA	21,973	20,052	1,921	9.6%
APAC	19,366	14,513	4,853	33.4%
Total revenue	$82,078	$75,052	$7,026	9.4%
Product revenue increased by $5.2 million, or 7.5%, for the three months ended March 31, 2015, compared to the three months ended March 30, 2014. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers of 52,000 at March 31, 2015, compared to 36,000 at March 31, 2014.
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
Service revenue increased by $1.8 million, or 36.2%, for the three months ended March 31, 2015, compared to the three months ended March 30, 2014. The increase was primarily related to the increase in post-contract sales, or PCS, in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue from the Americas was impacted by large deals in North American taking longer to close and delays in U.S. education spending, resulting from the anticipated E-Rate funding in 2015 (also known as the Schools and Libraries Program of the Universal Service Fund). Delayed U.S. education spending is expected to continue through the second quarter of 2015, in advance of the upcoming release of E-Rate funding.
Revenue from EMEA and APAC increased during the three months ended March 31, 2015, primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Cost of revenue
Product	$23,231	$21,496	$1,735	8.1%
Service	3,542	2,759	783	28.4%
Total cost of revenue	$26,773	$24,255	$2,518	10.4%

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent	Change in margin

	(dollars in thousands)
Gross profit
Product	$52,066	$48,579	$3,487	7.2%
Service	3,239	2,218	1,021	46.0%
Total gross profit	$55,305	$50,797	$4,508	8.9%
Product gross margin	69.1%	69.3%			(0.2)
Service gross margin	47.8%	44.6%			3.2
Total gross margin	67.4%	67.7%			(0.3)

Total gross margin for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 decreased 0.3 percentage points.
For the three months ended March 31, 2015, product gross margin decreased by 0.2 percentage points, compared to the three months ended March 31, 2014. The decrease was primarily due to the higher product costs associated with the Company's newer generation 802.11ac products, which contributed a 1.2 percentage point decrease to product gross margin, offset primarily by a decrease in inventory write downs due to fewer products reaching end of life.
For the three months ended March 31, 2015, service gross margin increased by 3.2 percentage points, compared to the three months ended March 31, 2014. The increase was primarily the result of a 36.2% growth in service revenue offset, in part, by an increase in service costs of 28.4%, arising from the expansion of our service operations to manage growth.
Research and Development

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Research and development	$21,296	$18,139	$3,157	17.4%
% of revenue	26.0%	24.2%
The $3.2 million increase in research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to an increase in personnel and related expenses of $1.8 million, which included increased salary expense of $0.8 million and stock-based compensation of $0.6 million. In addition, we incurred higher consulting and contractor expense of $1.3 million, primarily related to outsourced development work.
Sales and Marketing

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Sales and marketing	$26,078	$23,270	$2,808	12.1%
% of revenue	31.8%	31.0%
The $2.8 million increase in sales and marketing expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to an increase in personnel and related expenses as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners.

General and Administrative

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
General and administrative	$9,434	$8,437	$997	11.8%
% of revenue	11.4%	11.2%
The $1.0 million increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to an increase in personnel and related expenses.
Interest Income

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Interest Income	$141	$46	$95	206.5%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Other expense, net	$78	$26	$52	200.0%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Income tax expense (benefit)	$(867)	$698	$(1,565)	—
Income tax benefit was $0.9 million for the three months ended March 31, 2015 and income tax expense was $0.7 million for the three months ended March 31, 2014. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses.

Liquidity and Capital Resources

	March 31,	December 31,
	2015	2014

	(in thousands)
Cash and cash equivalents	$46,267	$56,083
Short-term investments	147,550	142,706
Total cash, cash equivalents and short-term investments	$193,817	$198,789

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Net cash provided by (used in) operating activities	$(5,312)	$3,561
Net cash used in investing activities	(8,531)	(18,269)
Net cash provided by financing activities	4,027	3,193
Net decrease in cash and cash equivalents	$(9,816)	$(11,515)

We had cash, cash equivalents and short-term investments of $193.8 million at March 31, 2015. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities and U.S. government agency securities. As of March 31, 2015, $2.2 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We used $5.3 million of cash from operating activities during the three months ended March 31, 2015 resulting from our net loss of $0.6 million and changes in our net operating assets and liabilities of $13.2 million, offset by non-cash net charges of $8.5 million. Changes in our operating assets and liabilities were primarily due to a decrease in deferred revenue of $8.8 million and an increase in inventories of $4.1 million due to the timing of shipments to our distributors, a decrease in accounts payable of $4.2 million due to timing of payments, offset in part by a decrease in accounts receivable of $2.4 million and a decrease in deferred costs of $2.0 million, also related to the timing of shipments to our distributors. The non-cash net charges consisted mainly of stock-based compensation of $7.3 million and depreciation and amortization of $2.8 million, partially offset by deferred income taxes of $1.3 million and excess tax benefit from employee stock incentive plans of $1.0 million.
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

Investing Activities
Our primary investing activities consist of purchases, maturities, and sales of short-term investments and purchases of property and equipment. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.
Cash used in investing activities during the three months ended March 31, 2015 was $8.5 million, as a result of $31.0 million related to purchase of investments and $3.3 million related to purchase of property and equipment, offset by $25.8 million in proceeds from the maturity of investments.
Cash used in investing activities during the three months ended March 31, 2014 was $18.3 million, as a result of $42.7 million related to purchase of investments and $2.2 million related to purchase of property and equipment, offset by $26.6 million in proceeds from the maturity of investments.
Financing Activities
Our primary financing activities consist of proceeds from sales of shares through employee equity award plans.
Cash generated from financing activities during the three months ended March 31, 2015 was $4.0 million, of which $3.0 million related to the exercise of stock options and $1.0 million was due to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the three months ended March 31, 2014 was $3.2 million, of which $2.2 million related to the exercise of stock options and $1.0 million was due to the excess tax benefit from employee stock incentive plans.
Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at March 31, 2015, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$22,987	$4,198	$6,586	$5,336	$6,867
Purchase commitments (1)	12,852	12,852	—	—	—
Total	$35,839	$17,050	$6,586	$5,336	$6,867

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $193.8 million and $198.8 million as of March 31, 2015 and December 31, 2014, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At March 31, 2015, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $1.0 million as of March 31, 2015. Such losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, Taiwan Dollar, Singapore Dollar and Indian Rupee. Fluctuation in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
    In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each quarter in the last month of that quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of a quarter, we would be forced to delay recognition of the revenue associated with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the unexpected revenue shortfall. A small shortfall in revenue could disproportionately and adversely affect our operating margin and operating results for a given quarter. In addition, we may incur unanticipated costs in connection with expediting orders which have exceeded our order forecasts. If any of these events were to occur, we would expect our results to be adversely affected, and we might fail to meet the expectations of analysts and investors, which could cause our stock price to decline.
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
The timing of our revenues is difficult to predict. Our sales efforts involve educating our potential end-customers and channel partners about the applications and benefits of our products and services, including the technical capabilities of our products. Service providers typically require long sales cycles, which generally range between one and three years, but can be longer. Sales to large service providers usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and contract negotiation and finally followed by installation, testing and deployment. In contrast, our sales cycles for enterprises are typically less than ninety days. For services providers, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. For all our sales efforts, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of Wi-Fi or other standards or adoption of technology by others. Even if an end-customer makes a decision to purchase our products, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized. Our operating results may therefore vary significantly from quarter to quarter.
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

Industry consolidation may lead to stronger competition and may harm our operating results.*

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors have made acquisitions, or announced new strategic alliances, designed to position them with the ability to better compete as sole-source vendors for customers. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, consolidation will lead to fewer customers, may delay purchasing decisions by existing customers, or may result in the loss of a major customer, with the effect that such consolidation could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

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
Our competitors include Cisco Systems, Ericsson, Hewlett-Packard and Aruba Networks. We expect competition to continue to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenues and prospects for growth.
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
Our corporate headquarters are located in the San Francisco Bay Area, and many of our development centers and contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural disaster in this location could have a material adverse impact on our support operations. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ or manufacturers’ operations or the economy as a whole. We also rely on information technology systems to operate our business and to communicate among our workforce and with third parties. For example, we use business management and communication software products provided by third parties, such as Microsoft Online, SAP and salesforce.com, and security flaws or outages in such products would adversely affect our operations. Any disruption to these systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

System security risks, data protection breaches, and cyber-attacks on our systems or solutions could compromise our proprietary information, or information of our customers, disrupt our internal operations and harm public perception of our solutions, which could cause our business and reputation to suffer, create additional liabilities and have a material adverse impact on our financial results and stock price.*

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, such as intellectual property, proprietary business information and customer and user data, which may include personally identifiable information. Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information. Our solutions incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple communication industry standards. In addition, the amount of data we store for our users on our servers, including personal information, has been increasing.

The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both important to our operations and business strategy. We use data encryption and other security measures to protect our systems and data, and we include various security mechanisms in our products and services, but these security measures cannot provide absolute protection against breaches and attacks. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. Third parties may fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information, or otherwise illicitly obtain that type of information, which may in turn be used to access our IT systems and the data located there.

Companies are facing a wide variety of attacks from computer “hackers” who develop and deploy destructive software programs, such as viruses and worms, to attack networks. We are likely to face similar threats that target both our internal systems and our solutions, which, in turn, may threaten our customers' networks and data. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, it is virtually impossible for us to entirely eliminate this risk despite deploying security measures.

Any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions. If any of these types of security breaches were to occur, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and we could be exposed to a risk of loss or litigation and possible liability. In addition, incidents involving unauthorized access to or improper use of user information could cause government authorities to initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based solutions we offer.

If an actual or perceived breach of security occurs in our network or cloud-based offerings, or in the network of a customer using our solutions, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed and could impact our business, operating results and financial condition. Such breach or perceived breach could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may expend significant additional resources in order to help correct the problem. The economic costs to us to eliminate or alleviate security vulnerabilities or breaches could be significant and may be difficult to anticipate or measure because the damage or resources may differ based on attacker, method of attack, network or solution that is or may be attacked.

Because of the nature of information that may pass through or be stored on our solutions or networks, we and our end-customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.*

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of offering our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Our channel partners and end-customers also may be subject to such laws and regulations in the use of our products and services.

These U.S. federal and state and foreign laws and regulations, which often can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations and financial condition. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws or regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer, or disposal of personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.

Compliance with these existing and proposed laws and regulations can be costly and can result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. Channel partners and end-customers may demand or request additional functionality in our products or services that they believe are necessary or appropriate to comply with such laws and regulations, which can cause us to incur significant additional costs and can delay or impede the development of new solutions. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us or our channel partners and end-customers using our solutions will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations, private litigation by parties whose data were improperly disclosed, or claims from our channel partners and end-customers for costs or damages they incur.

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
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. If existing laws or regulations regarding the use of our products or services are enforced in a manner not contemplated by our end-customers, it could expose them or us to liability and could have a material adverse effect on our business, operating results and financial condition. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
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
We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2015 and years ended December 31, 2014 and 2013, 53%, 51% and 55% of our revenue, respectively, was attributable to our international customers. As of March 31, 2015, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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
We expect to continue to sell our products to a broader end-customer base, including certain geographic markets where we do not have significant current business. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. We may not be successful in developing and managing such channels, in further penetrating certain geographic regions, or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
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
We are generally obligated to indemnify our channel partners and end-customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products and services, which could force us to incur substantial costs.
We have agreed, and expect to continue to agree, to indemnify our channel partners and end-customers for certain intellectual property infringement claims regarding our products and services. As a result, in the case of infringement claims against these channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Some of our channel partners and end-customers have sought, and we expect that certain of our channel partners and end-customers in the future may seek, indemnification from us in connection with infringement claims brought against them. In addition, some of our channel partners and end-customers have tendered to us the defense of claims brought against them for infringement. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims. If a channel partner or end-customer elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through March 31, 2015. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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

•
failure of financial analysts to maintain coverage of us, changes in ratings or reports regarding our company issued by such analysts, including changes in the financial estimates published by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

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
As of March 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 12.2% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.
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
These evolving laws, regulations and standards, and their interpretation, may cause increases in the cost of director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

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
If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls over financial reporting or determine we have a material weakness in our internal controls, as required by Section 404 of the Sarbanes-Oxley Act, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

RUCKUS WIRELESS, INC.

Date: April 30, 2015	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: April 30, 2015	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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