Form 10-Q
period 2015-06-30
RUCKUS WIRELESS INC
filed 2015-07-30
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

On July 24, 2015, 87,596,785 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$63,379	$56,083
Short-term investments	148,478	142,706
Accounts receivable, net of allowance for doubtful accounts of $800 as of June 30, 2015 and December 31, 2014	67,692	59,553
Inventories	24,059	21,064
Deferred costs	3,122	4,414
Deferred tax assets	6,094	6,205
Prepaid expenses and other current assets	6,250	5,367
Total current assets	319,074	295,392
Property and equipment, net	18,275	13,636
Goodwill	9,945	9,945
Intangible assets, net	5,941	7,351
Non-current deferred tax asset	24,568	21,166
Restricted cash	5,000	5,000
Other assets	1,414	1,504
Total assets	$384,217	$353,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,527	$23,538
Accrued compensation	14,554	13,765
Accrued liabilities	7,654	5,282
Deferred revenue	36,228	39,231
Total current liabilities	86,963	81,816
Non-current deferred revenue	11,870	10,554
Non-current deferred tax liabilities	410	596
Other non-current liabilities	1,438	1,379
Total liabilities	100,681	94,345
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of June 30, 2015 and December 31, 2014; 87,524 and 85,110 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	88	85
Additional paid-in capital	296,935	273,276
Accumulated other comprehensive loss	(58)	(97)
Accumulated deficit	(13,429)	(13,615)
Total stockholders’ equity	283,536	259,649
Total liabilities and stockholders’ equity	$384,217	$353,994
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$85,040	$75,352	$160,337	$145,427
Service	7,190	5,648	13,971	10,625
Total revenue	92,230	81,000	174,308	156,052
Cost of revenue:
Product	26,720	22,209	49,951	43,705
Service	3,683	2,932	7,225	5,691
Total cost of revenue	30,403	25,141	57,176	49,396
Gross profit	61,827	55,859	117,132	106,656
Operating expenses:
Research and development	22,843	18,954	44,139	37,093
Sales and marketing	27,696	24,412	53,774	47,682
General and administrative	9,921	8,358	19,355	16,795
Total operating expenses	60,460	51,724	117,268	101,570
Operating income (loss)	1,367	4,135	(136)	5,086
Interest income	156	46	297	92
Other expense, net	(94)	(84)	(172)	(110)
Income (loss) before income taxes	1,429	4,097	(11)	5,068
Income tax expense (benefit)	670	2,658	(197)	3,356
Net income	$759	$1,439	$186	$1,712
Net income per share:
Basic	$0.01	$0.02	$0.00	$0.02
Diluted	$0.01	$0.02	$0.00	$0.02
Weighted average shares used in computing net income per share:
Basic	87,017	82,315	86,331	81,799
Diluted	95,465	92,358	95,001	92,967
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$759	$1,439	$186	$1,712
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	(46)	(7)	39	(13)
Comprehensive income	$713	$1,432	$225	$1,699
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$186	$1,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,891	4,261
Provision for doubtful accounts	—	400
Stock-based compensation	14,407	12,686
Amortization of investment premiums, net of accretion of purchase discounts	1,165	580
Deferred income taxes	(1,038)	2,812
Excess tax benefit from employee stock incentive plans	(2,491)	(2,226)
Other	10	—
Changes in operating assets and liabilities:
Accounts receivable	(8,139)	(14,464)
Inventories	(2,995)	139
Deferred costs	1,292	(105)
Prepaid expenses and other current assets	(940)	(379)
Other assets	106	(226)
Accounts payable	4,345	(67)
Accrued compensation	789	2,292
Accrued liabilities	2,431	1,175
Deferred revenue	(1,687)	7,269
Net cash provided by operating activities	13,332	15,859
Cash flows from investing activities
Purchase of investments	(62,741)	(66,335)
Proceeds from the maturity of investments	55,952	49,321
Purchase of property and equipment	(8,486)	(4,523)
Increase in facility lease deposits	(16)	(15)
Net cash used in investing activities	(15,291)	(21,552)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,404	3,169
Proceeds from employee stock purchase plan	2,360	2,033
Excess tax benefit from employee stock incentive plans	2,491	2,226
Net cash provided by financing activities	9,255	7,428
Net increase in cash and cash equivalents	7,296	1,735
Cash and cash equivalents at beginning of period	56,083	91,282
Cash and cash equivalents at end of period	$63,379	$93,017
Supplemental disclosure of cash flow information
Cash paid for income taxes	$506	$426
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$1,735	$832
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a global supplier of advanced, carrier-class WiFi solutions. Ruckus’ solutions, which are called Smart WiFi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Its Smart WiFi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’ products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique WiFi-related cloud services, such as location-based positioning (“LBS”) and public access. These hardware and software products and cloud services incorporate various elements of Ruckus’ proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
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
Recent Accounting Pronouncements— In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The accounting standard will be effective for the Company beginning in its first quarter of 2018, with early adoption permitted, but not before the original effective date of annual periods beginning after December 15, 2016, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.
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

The percentages of revenue from individual customers totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Channel partner A	16.7%	15.8%	15.1%	15.3%
Channel partner B	13.8%	14.0%	12.1%	13.5%
Channel partner C	11.3%	11.8%	*	11.8%
* Less than 10%
No single end-customer accounted for more than 10% of total consolidated revenue.
The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2015	2014
Channel partner C	22.4%	12.5%

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
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$367	$367	$—	$—
Short-term investments:
Corporate debt securities	122,232	—	122,232	—
U.S. government agency securities	26,246	—	26,246	—
Total assets measured and recorded at fair value	$148,845	$367	$148,478	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,771	$2,771	$—	$—
Corporate debt securities	3,000	—	3,000	—
Short-term investments:
Corporate debt securities	118,323	—	118,323	—
U.S. government agency securities	24,383	—	24,383	—
Total assets measured and recorded at fair value	$148,477	$2,771	$145,706	$—

NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$122,309	$11	$(88)	$122,232
U.S. government agency securities	26,234	12	—	26,246
Total short-term investments	$148,543	$23	$(88)	$148,478

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$118,470	$—	$(147)	$118,323
U.S. government agency securities	24,392	4	(13)	24,383
Total short-term investments	$142,862	$4	$(160)	$142,706
The gross realized gains and losses related to the Company’s short-term investments were not material for the six months ended June 30, 2015.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$111,553	$111,503	$114,231	$114,113
Over one year and less than two years	36,990	36,975	28,631	28,593
Total short-term investments	$148,543	$148,478	$142,862	$142,706

Short-term investments in an unrealized loss position consisted of the following (in thousands):

	June 30, 2015		December 31, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$99,219	$(88)	$105,187	$(147)
U.S. government agency securities	—	—	15,773	(13)
Total short-term investments	$99,219	$(88)	$120,960	$(160)
As of June 30, 2015 and December 31, 2014, no short-term investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
June 30, 2015
Purchased technology	$12,600	$(6,659)	$5,941	2.4 years

December 31, 2014
Purchased technology	$12,600	$(5,249)	$7,351	2.8 years
The following table presents the estimated future amortization expense of intangible assets as of June 30, 2015 (in thousands):

Year ending December 31,	Amount
2015 (remaining six months)	$1,410
2016	2,531
2017	1,500
2018	500
Total amortization	$5,941
The Company had goodwill of $9.9 million as of June 30, 2015 and December 31, 2014. No impairment has been recognized related to the goodwill balance.

NOTE 5—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Product	$17,410	$22,900
Service	30,688	26,885
Total deferred revenue	$48,098	$49,785
Reported as:
Current	$36,228	$39,231
Non-current	11,870	10,554
Total deferred revenue	$48,098	$49,785
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts and software licensed as a service (“SaaS”) billed in advance and revenue is recognized ratably over the service period, typically one to 5 years.

NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Singapore, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2015 (remaining six months)	$2,044
2016	3,994
2017	3,620
2018	3,266
2019	2,567
Thereafter	7,489
Operating lease obligations	$22,980
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the three months ended June 30, 2015 and 2014, and six months ended June 30, 2015, the Company did not have any material legal settlements. For the six months ended June 30, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million, which is included in general and administrative expense in the condensed consolidated statements of operations.
Purchase Commitments— As of June 30, 2015, the Company had current purchase commitments of $13.4 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of June 30, 2015 and December 31, 2014.
Reimbursement of Penalties— As of June 30, 2015 and December 31, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$924	$896	$803	$1,038
Changes in existing warranty	22	(207)	(60)	(114)
Warranty expense	170	298	560	554
Obligations fulfilled	(176)	(140)	(363)	(631)
Balance at end of period	$940	$847	$940	$847
NOTE 7—EQUITY AWARD PLANS
Stock Option Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	17,042	$5.60	6.7	$119,782
Options granted	279	11.12
Options exercised	(1,645)	2.68
Options forfeited	(496)	9.84
Balance, June 30, 2015	15,180	$5.88	6.2	$82,680
Options exercisable as of June 30, 2015	11,415	$4.28	5.6	$75,610
Options vested and expected to vest as of June 30, 2015	15,054	$5.83	6.2	$82,544

The weighted average grant date fair value of stock options was approximately $5.65 and $6.26 per share for the three months ended June 30, 2015 and 2014, respectively, and $5.68 and $6.84 for the six months ended June 30, 2015 and 2014.
The total intrinsic value of options exercised was approximately $4.3 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively and $14.2 million and $16.7 million for the six months ended June 30, 2015 and 2014.
Restricted Stock Unit Activity
The following table summarizes the outstanding activity of Restricted Stock Units (“RSUs”) and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,825	$13.65	1.7	$33,955
RSUs granted	676	10.83
RSUs vested	(517)	14.09
RSUs forfeited	(214)	13.99
Balance, June 30, 2015	2,770	$12.85	1.7	$28,641
The following table summarizes the stock activity and the total number of shares available for grant under the Company's Amended & Restated 2012 Equity Incentive Plan as of June 30, 2015 (in thousands):

Number of Shares
Balance, December 31, 2014	9,398
Additional shares reserved for issuance	4,256
Options granted	(279)
Options forfeited	496
RSUs granted	(676)
RSUs forfeited	214
Balance, June 30, 2015	13,409
Fair Value Disclosures

Employee Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes model. The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Volatility	54.6%	63.5%	55.0%	63.8%
Expected term (years)	5.6	6.1	5.6	6.1
Risk-free interest rate	1.8%	1.9%	1.8%	1.9%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan
The following table summarizes the assumptions relating to the Company's ESPP:

	Three and Six Months Ended June 30,
	2015	2014
Volatility	42.9%	45.8%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$249	$253	$565	$498
Research and development	2,348	2,126	5,070	4,222
Sales and marketing	1,866	1,710	3,483	3,325
General and administrative	2,622	2,251	5,289	4,641
Total stock-based compensation	$7,085	$6,340	$14,407	$12,686
At June 30, 2015, the total unrecognized stock-based compensation expense under the Company's stock plans was $53.5 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.1 years.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$759	$1,439	$186	$1,712
Denominator:
Weighted-average shares used in computing basic net income per share	87,017	82,315	86,331	81,799
Weighted-average effect of potentially dilutive shares:
Employee stock options	8,115	9,994	8,351	11,032
RSUs and ESPP	333	49	319	136
Diluted	95,465	92,358	95,001	92,967
Net income per share:
Basic	$0.01	$0.02	$0.00	$0.02
Diluted	$0.01	$0.02	$0.00	$0.02
The following table summarizes the weighted-average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	3,341	2,419	3,493	2,333
RSUs and ESPP	404	946	1,699	772
Total	3,745	3,365	5,192	3,105

NOTE 9—INCOME TAXES

Income tax expense was $0.7 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Income tax benefit was $0.2 million for the six months ended June 30, 2015 and income tax expense was $3.4 million for the six months ended June 30, 2014. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas:
United States	$47,055	$39,667	$86,021	$78,142
Other Americas	2,900	2,274	4,673	4,286
Total Americas	49,955	41,941	90,694	82,428
EMEA:
Total EMEA	22,334	21,419	44,307	41,471
APAC:
Total APAC	19,941	17,640	39,307	32,153
Total revenue	$92,230	$81,000	$174,308	$156,052
As of June 30, 2015, the Company had property and equipment, net of $13.3 million, $0.6 million and $4.4 million located in the Americas, EMEA, and APAC respectively.

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

Overview
Ruckus is a global supplier of advanced, carrier-class WiFi solutions. Our solutions, which we call Smart WiFi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Our Smart WiFi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique WiFi-related cloud services, such as location-based positioning and public access. These hardware and software products and cloud services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Our service provider end-customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart WiFi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, WiFi access to increase their network footprint, backhaul assets to provide mobility services to existing customers and providing managed WiFi services to enterprise customers.
Our enterprise end-customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports, and major outdoor public areas.
We sell our products globally through direct and indirect channels. We target both enterprises and service providers that require carrier-class WiFi solutions through our global force of sales personnel and systems engineers. They work with a vast network of value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end-customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement with us.
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
We believe the market for our Smart WiFi solutions is growing rapidly and our intention is to continue to invest for long-term growth. We expect to continue to invest heavily in research and development to expand the capabilities of our solutions with respect to services providers and enterprises. We also plan to continue to make significant investments in our field sales and marketing activities, both by increasing our service provider focused direct sales force and by expanding our network of channel partners.

Industry Trends and Approach
Enterprise WiFi

The number of WiFi enabled mobile devices is growing significantly. A multiplicity of new applications, devices, and vertical markets are all contributing to the growth of WiFi across practically all regions.
The consumerization of IT and the resulting proliferation of smart devices and mobility have led to a rise in the adoption and expansion of WiFi infrastructure and services. Mission-critical applications are now more easily available on smart mobile phones and tablets. Within the enterprise and across many industry sectors, users are increasingly bringing their own devices into the workplace, expecting the same level of access, security and service that they receive on corporate-issued devices. This “bring your own device” (“BYOD”) phenomenon is contributing to the requirement for added wireless capacity to support more concurrently connected devices. This increased reliance on the wireless infrastructure elevates its importance within the overall IT framework as network intelligence and reliable connectivity become strategic to the business rather than merely means to convenient Internet access. In addition, the introduction of new standards, such as 802.11ac, have caused organizations to consider a refresh of WiFi technology as part of their IT strategies.
Recent trends in mobility, consumerization, industry regulation, and vertical-specific use cases have led to sharp growth in WiFi network deployments in a vast array of public-facing environments, such as hospitality, education, healthcare, retail, and public venues, such as stadiums, convention centers, airports and major metropolitan areas. Moreover, the emergence of Hotspot 2.0 compliant networks allow users to seamlessly connect to and roam between different WiFi networks in a far simpler fashion. Consequently, the spread of smart mobile devices combined with an increasing appetite for wireless capacity anytime and anyplace with more sophisticated, latency-sensitive applications, such as streaming video and voice, is driving the market for more reliable, carrier-class WiFi infrastructure products and services.
Organizations are also considering migrating to cloud-based managed WiFi services as a way to further leverage investments in WiFi infrastructure. Managed WiFi services, such as the ability to use WiFi to gather detailed user analytics, demographics and user location information, allow companies to better understand network traffic and user interactions. Armed with this knowledge, businesses look to enable value-added services leveraging their WiFi networks to realize greater value from the cost and investment in WiFi technology.
With the rising popularity and pervasive use of WiFi, small businesses are beginning to desire better WiFi to support the multitude of new media-rich applications, devices, and clients using their WiFi networks. Like large enterprises, small businesses can benefit from greater usage of IT solutions in their business processes as well as to support growing customer demand. According to data published by the United States Small Business Administration, the United States alone had more than five million small businesses (those with 100 employees or less) in 2011. These smaller organizations have traditionally relied on consumer-grade WLAN solutions that are available at a lower cost than traditional enterprise-class systems. However, these consumer-grade solutions, also known as small-office/home-office (“SOHO”) solutions, generally lack the reliability, security and functionality that small businesses require to support their growing needs. Enterprise-class, controller-based systems (either on premises or in the cloud) that deliver better performance and business-class reliability are available, however, these systems have been designed for larger enterprises with IT support and are often too costly or complex for small businesses.
Service Provider WiFi

The growth in demand for WiFi connectivity and services in the last several years has led to new and broadened deployments of WiFi services by cable operators, mobile network operators and fixed-line service providers around the globe. This growth in demand for WiFi by service providers has been driven by a number of factors, including:

•
the expansion in the market by fixed-line operators (including cable Multiple System Operators (“MSOs”)) expanding WiFi coverage to give these operators a wireless broadband service extension beyond their wired networks;

•
mobile operators seeking a platform for augmenting data services over their mobile networks and integrating WiFi into their network to generate new services and offloading portions of their mobile data traffic from their 3G/4G networks to unlicensed spectrum;

•	wireless Internet Service Providers (“ISPs”) deploying WiFi hotspots in public areas;

•	service providers beginning to offer voice services (WiFi calling) over unlicensed spectrum;

•	the development and deployment of Hotspot 2.0 technology as a means for achieving closer integration of WiFi with broadband networks; and

•	the introduction of the 802.11ac WiFi standard with an anticipated growth in 802.11ac-capable client devices, which will drive network upgrade expenditure.

The broadening of these service provider deployments has created a need for solutions capable of managing tens of thousands of indoor and outdoor WiFi access points as a unified infrastructure system. Traditionally, many hardware-based controllers deployed in multiple locations would be necessary to support large scale deployments, making unified management expensive and unwieldy. Service providers are looking for solutions that give them the ability to control and manage their large-scale networks in an elegant and cost-efficient manner without reliance on cloud-based management outside their own networks.

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

Deliver applications reliably in a mobile environment - As enterprise users evolve to an "all-wireless" access model, latency-sensitive applications (like voice and video) that were previously delivered over a fixed wired network must perform optimally in a wireless environment. New Smart WiFi access solutions must be “application aware” so they can identify, secure and prioritize traffic from these applications to ensure optimal performance.

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

Address the increasing WiFi needs of small business - Smaller organizations often cannot justify the high cost of enterprise-class WiFi systems but still desire best-in-class WiFi connectivity, coverage and performance and need simple and easy management that does not require sophisticated IT support. This market needs a simple way for IT-challenged small businesses to quickly install, configure and monitor a WiFi network through the use of innovative and intuitive management applications. While these organizations do not require all of the features and management capabilities of traditional enterprise-class systems, WiFi products for this market must be cost-effective while addressing common enterprise wireless environments supporting a diversity of smart mobile devices, BYOD and multimedia intensive business and customer applications, each clamoring for bandwidth.
Scale network management and deployment options to meet the growing demands of large carrier and enterprise WiFi networks. As service providers broaden WiFi access service, rapid service innovation, improved operational efficiencies, greater flexibility and improved capital efficiencies become paramount. By providing options of in-network, cost-effective hardware and virtualized network WLAN functions through flexible software that runs on standard commercial services within a virtual machine, operators can streamline the delivery of customer-specific managed WiFi services. Additionally, should they desire greater control and management of their wireless networks, carriers and large, distributed enterprises can use such systems to elegantly self-manage their growing networks.

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
Cost of Service Revenue. Cost of service revenue primarily includes personnel costs, including stock-based compensation, costs associated with fulfilling support obligations, data center costs, amortization of intangible assets and certain allocated costs for facilities and other expenses associated with service revenue.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of June 30, 2015 and December 31, 2014, no valuation allowance has been provided against the Company’s deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	92.2%	93.0%	92.0%	93.2%
Service	7.8	7.0	8.0	6.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	29.0	27.4	28.7	28.0
Service	4.0	3.6	4.1	3.6
Total cost of revenue	33.0	31.0	32.8	31.6
Gross profit	67.0	69.0	67.2	68.4
Operating expenses:
Research and development	24.7	23.4	25.3	23.8
Sales and marketing	30.0	30.2	30.9	30.6
General and administrative	10.8	10.3	11.1	10.7
Total operating expenses	65.5	63.9	67.3	65.1
Operating income (loss)	1.5	5.1	(0.1)	3.3
Interest income	0.1	0.1	0.2	0.1
Other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before income taxes	1.5	5.1	—	3.3
Income tax expense (benefit)	0.7	3.3	(0.1)	2.2
Net income	0.8%	1.8%	0.1%	1.1%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue:
Product	$85,040	$75,352	$9,688	12.9%	$160,337	$145,427	$14,910	10.3%
Service	7,190	5,648	1,542	27.3%	13,971	10,625	3,346	31.5%
Total revenue	$92,230	$81,000	$11,230	13.9%	$174,308	$156,052	$18,256	11.7%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue by geographic region:
Americas	$49,955	$41,941	$8,014	19.1%	$90,694	$82,428	$8,266	10.0%
EMEA	22,334	21,419	915	4.3%	44,307	41,471	2,836	6.8%
APAC	19,941	17,640	2,301	13.0%	39,307	32,153	7,154	22.2%
Total revenue	$92,230	$81,000	$11,230	13.9%	$174,308	$156,052	$18,256	11.7%
Product revenue increased by $9.7 million, or 12.9%, and $14.9 million, or 10.3% for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers of 56,000 at June 30, 2015, compared to 40,000 at June 30, 2014.
The increase in demand for our products is driven by the continued introduction of WiFi enabled smart devices, data-rich mobile internet applications and the integration of WiFi technology into non-computing devices (known as the Internet of Things) that require robust WiFi capacity and reliability. These technology trends are fueling new infrastructure investment across almost every segment of the market.
Service revenue increased by $1.5 million, or 27.3%, and $3.3 million or 31.5% for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The increase was primarily related to the increase in post-contract sales, or PCS, in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue in the Americas increased due to strong education spending associated with the Federal E-Rate program (also known as the Schools and Libraries Program of the Universal Service Fund). In addition, the summer months are typically the strongest periods for education spending during the year. The Company also experienced improved overall market conditions in our North American enterprise business following a slowdown in the first quarter of 2015.
Revenue from EMEA and APAC increased during the three months ended June 30, 2015, primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Cost of revenue
Product	$26,720	$22,209	$4,511	20.3%	$49,951	$43,705	$6,246	14.3%
Service	3,683	2,932	751	25.6%	7,225	5,691	1,534	27.0%
Total cost of revenue	$30,403	$25,141	$5,262	20.9%	$57,176	$49,396	$7,780	15.8%

	Three Months Ended June 30,					Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	Change in margin	2015	2014	Change in dollars	Change in percent	Change in margin

	(dollars in thousands)
Gross profit
Product	$58,320	$53,143	$5,177	9.7%		$110,386	$101,722	$8,664	8.5%
Service	3,507	2,716	791	29.1%		6,746	4,934	1,812	36.7%
Total gross profit	$61,827	$55,859	$5,968	10.7%		$117,132	$106,656	$10,476	9.8%
Product gross margin	68.6%	70.5%			(1.9)	68.8%	69.9%			(1.1)
Service gross margin	48.8%	48.1%			0.7	48.3%	46.4%			1.9
Total gross margin	67.0%	69.0%			(2.0)	67.2%	68.4%			(1.2)

Total gross margin for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 decreased 2.0 and 1.2 percentage points, respectively.
For the three months ended June 30, 2015, product gross margin decreased by 1.9 percentage points, compared to the three months ended June 30, 2014. The decrease in product gross margin was primarily due to a 1.0 percentage point increase in product costs associated with the Company's newer generation 802.11ac products. Typically, newer generation products, such as 802.11ac products, have more costly bills of material as compared to mature products. Product gross margins also declined by 0.7 percentage point, due to increased inventory write downs related to the Company's older generation 802.11n products.
For the three months ended June 30, 2015, service gross margin increased by 0.7 percentage points, compared to the three months ended June 30, 2014. The increase was primarily the result of a 27.3% growth in service revenue offset, in part, by an increase in service costs of 25.6%, arising from the expansion of our service operations to manage growth.
For the six months ended June 30, 2015, product gross margin decreased by 1.1 percentage points, compared to the six months ended June 30, 2014. The decrease was primarily due to the higher product costs associated with the Company's newer generation 802.11ac products.
For the six months ended June 30, 2015, the increase of 1.9 percentage points in service gross margin was primarily the result of a 31.5% growth in service revenue offset, in part, by an increase in service costs of 27.0%, arising from the expansion of our service operations to manage growth.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Research and development	$22,843	$18,954	$3,889	20.5%	$44,139	$37,093	$7,046	19.0%
% of revenue	24.7%	23.4%			25.3%	23.8%
The $3.9 million increase in research and development expenses for the three months ended June 30, 2015 compared to the three months ended June 31, 2014 was primarily attributable to an increase in personnel and related expenses of $2.3 million, higher consulting and contractor expense of $1.5 million, primarily due to outsourced development work, and increased depreciation expense of $0.5 million.

The $7.0 million increase in research and development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to an increase in personnel and related costs of $4.5 million, which included an increase in stock-based compensation of $0.8 million. We also incurred higher consulting and contractor expense of $2.8 million, primarily due to outsourced development work, increased depreciation expense of $0.8 million, offset by lower product design and prototype and certification costs of $0.5 million.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Sales and marketing	$27,696	$24,412	$3,284	13.5%	$53,774	$47,682	$6,092	12.8%
% of revenue	30.0%	30.2%			30.9%	30.6%
The $3.3 million and $6.1 million increase in sales and marketing expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, was primarily attributable to an increase in personnel and related expenses, as we grew our sales organization as part of our strategy to expand our reach to new service providers and channel partners.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
General and administrative	$9,921	$8,358	$1,563	18.7%	$19,355	$16,795	$2,560	15.2%
% of revenue	10.8%	10.3%			11.1%	10.7%
The $1.6 million increase in general and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to an increase in personnel and related costs of $1.1 million and increased legal fees associated with patent litigation of $0.5 million.
The $2.6 million increase in general and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was attributable to an increase in personnel and related costs of $2.3 million, which included an increase in stock-based compensation of $0.6 million and a decreased net settlement gain of $0.8 million related to patent litigation matters settled in the first quarter of 2014.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Interest Income	$156	$46	$110	239.1%	$297	$92	$205	222.8%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Other expense, net	$94	$84	$10	11.9%	$172	$110	$62	56.4%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Income tax expense (benefit)	$670	$2,658	$(1,988)	—	$(197)	$3,356	$(3,553)	—
Income tax expense was $0.7 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Income tax benefit was $0.2 million for the six months ended June 30, 2015 and income tax expense was $3.4 million for the six months ended June 30, 2014.The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Liquidity and Capital Resources

	June 30,	December 31,
	2015	2014

	(in thousands)
Cash and cash equivalents	$63,379	$56,083
Short-term investments	148,478	142,706
Total cash, cash equivalents and short-term investments	$211,857	$198,789

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$13,332	$15,859
Net cash used in investing activities	(15,291)	(21,552)
Net cash provided by financing activities	9,255	7,428
Net increase in cash and cash equivalents	$7,296	$1,735

We had cash, cash equivalents and short-term investments of $211.9 million at June 30, 2015. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities and U.S. government agency securities. As of June 30, 2015, $2.7 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We generated $13.3 million of cash from operating activities during the six months ended June 30, 2015 resulting from our net income of $0.2 million, adjusted for non-cash net charges of $17.9 million and offset by changes in our net operating assets and liabilities of $4.8 million. The non-cash net charges consisted mainly of stock-based compensation of $14.4 million and depreciation and amortization of $5.9 million, partially offset by excess tax benefit from employee stock incentive plans of $2.5 million. Changes in our operating assets and liabilities were primarily due to an increase in accounts receivable, net of $8.1 million and increases in inventory of $3.0 million due to timing of shipments to channel partners, offset by an increase in accounts payable of $4.3 million and an increase in accrued liabilities of $2.4 million, primarily due to timing of payments.
We generated $15.9 million of cash from operating activities during the six months ended June 30, 2014 resulting from our net income of $1.7 million, adjusted for non-cash net charges of $18.5 million and offset by changes in our net operating assets and liabilities of $4.3 million. The non-cash net charges consisted mainly of stock-based compensation of $12.7 million and depreciation and amortization of $4.3 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $14.5 million due to timing of shipments to channel partners, offset by increased accrued compensation of $2.3 million primarily due to the higher attainment of commission and bonus targets, higher accrued liabilities of $1.2 million, primarily due to timing of payments and deferred revenue of $7.3 million related to support renewals and timing of inventory sold through the channel.
Investing Activities
Our primary investing activities consist of purchases, maturities, and sales of short-term investments and purchases of property and equipment. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.

Cash used in investing activities during the six months ended June 30, 2015 was $15.3 million, of which $62.7 million related to the purchase of investments and $8.5 million related to the purchase of property and equipment, offset by $56.0 million in proceeds from the maturity of investments.
Cash used in investing activities during the six months ended June 30, 2014 was $21.6 million, of which $66.3 million related to the purchase of investments, $4.5 million related to the purchase of property and equipment, offset by $49.3 million in proceeds from the maturity of investments.
Financing Activities
Our primary financing activities consist of proceeds from sales of shares through employee equity award plans.
Cash generated from financing activities during the six months ended June 30, 2015 was $9.3 million, of which $4.4 million related to the exercise of stock options, $2.4 million related to proceeds from the employee stock purchase plan, or ESPP, and $2.5 million related to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the three months ended June 30, 2014 was $7.4 million, of which $3.2 million related to the exercise of stock options, $2.0 million related to proceeds from ESPP and $2.2 million related to excess income tax benefit from employee stock incentive plans.
Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at June 30, 2015, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$22,980	$4,050	$7,325	$5,361	$6,244
Purchase commitments (1)	13,375	13,375	—	—	—
Total	$36,355	$17,425	$7,325	$5,361	$6,244

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $211.9 million and $198.8 million as of June 30, 2015 and December 31, 2014, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At June 30, 2015, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $1.0 million as of June 30, 2015. Such losses would only be realized if we sold the investments prior to maturity.
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
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We develop and provide WiFi products and services for service providers and enterprises. The success of our business depends on the continued growth and reliance on WiFi in these markets. The recent growth of the market for WiFi networks is being driven by the increased use of WiFi-enabled mobile devices and the use of WiFi as a preferred connectivity option to support video, voice and other higher-bandwidth uses. As a result, mobile service providers and enterprises are struggling to address the capacity gap, including increased demands on their networks and the significant investment required to upgrade network capacity and provide ubiquitous wireless connectivity.
    A number of barriers may prevent service providers or their subscribers from adopting WiFi technology to address the capacity gap in wireless networks. For example, WiFi operates over an unlicensed radio spectrum, and if the WiFi spectrum becomes crowded, WiFi solutions will be a less attractive option for service providers. In addition, in order for WiFi solutions to adequately address the potential future capacity gap, mobile devices should automatically switch from a cellular data network to the service provider’s WiFi network, when available and appropriate. Generally, mobile devices do not switch to unauthenticated WiFi networks without input from the device user, and often require the user to log in when a new WiFi network is accessed, which may tend to limit a subscriber’s use of WiFi. These and other factors could limit or slow the adoption of WiFi technologies by service providers as a means to address this potential future capacity gap.

There is no guarantee that service providers and enterprises will continue to utilize WiFi technology, that use of WiFi-enabled mobile devices will continue to increase or that WiFi will continue to be the preferred connectivity option for the uses described above. There is also no guarantee that service providers and enterprises will understand the benefits we believe that our Smart WiFi solutions provide. If another technology were found to be superior to WiFi by service providers or enterprises, it would have a material adverse effect on our business, operating results and financial condition. As a result, demand for our products and services may not continue to develop as we anticipate, or at all.

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

In July 2014, the Federal Communications Commission, or FCC, issued the E-rate Modernization Order to approve an update to the E-rate program (also known as the Schools and Libraries Program of the Universal Service Fund), which resulted in a $2 billion increase over the next two years to E-rate’s existing budget to support WiFi within schools and libraries. As a result, in the education market, certain end-customers may delay purchasing decisions until the new rules are implemented or until these funds become available in future funding cycles.

Our sales cycles can be long and unpredictable, particularly to service providers, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our potential end-customers and channel partners about the applications and benefits of our products and services, including the technical capabilities of our products. Service providers typically require long sales cycles, which generally range between one and three years, but can be longer. Sales to large service providers usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and contract negotiation and finally followed by installation, testing and deployment. In contrast, our sales cycles for enterprises are typically less than ninety days. For services providers, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. For all our sales efforts, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of WiFi or other standards or adoption of technology by others. Even if an end-customer makes a decision to purchase our products, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized. Our operating results may therefore vary significantly from quarter to quarter.
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
The markets in which we compete are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, the following competitive factors:

•	brand awareness and reputation;

•	price and total cost of ownership;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	product features, reliability and performance;

•	incumbency of current provider, either for WiFi products or other products;

•	scalability of products;

•	ability to integrate with other technology infrastructures; and

•	breadth of product offerings.
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
    The WiFi and wireless networking market is generally characterized by rapidly changing technology, changing end-customer needs, evolving industry standards and frequent introductions of new products and services. To succeed, we must effectively anticipate, and adapt in a timely manner to, end-customer requirements and continue to develop or acquire new products and features that meet market demands, technology trends and regulatory requirements. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. If we fail to develop new products or product enhancements, or our end-customers or potential end-customers do not perceive our products to have compelling technical advantages, our business could be adversely affected, particularly if our competitors are able to introduce solutions with such increased functionality earlier than we do. Developing our products is expensive, complex and involves uncertainties. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of such product and could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet our customers’ demand. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.
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

Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or limited number of sources for several components for our products. We have also entered into license agreements with some of our suppliers for technologies that are used in our products, and the termination of these licenses, which can generally be done on relatively short notice, could have a material adverse effect on our business. For example, we purchase standard WiFi chipsets only from Qualcomm and our products incorporate certain technology that we license from Qualcomm. If that license agreement were terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the license agreement and redesign of certain of our products could require additional licenses and materially and adversely affect our business and operating results.

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
Our products incorporate complex technology and must operate with cellular networks and a significant number and range of mobile devices using WiFi, while supporting new and complex applications in a variety of environments that utilize different WiFi communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end-customers. These issues are most prevalent when new products are introduced into the market. Defects or errors have delayed and may in the future delay the introduction of our new products. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.
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
Our products are designed to interoperate with cellular networks and mobile devices using WiFi technology. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and our reputation, potentially resulting in the loss of existing and potential end-customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end-customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end-customers may not purchase our products, which would harm our business, operating results and financial condition.
Although certain technical problems experienced by users may not be caused by our products, our business and reputation may be harmed if users perceive our solution as the cause of a slow or unreliable network connection, or a high profile network failure.
Our products have been deployed in many different locations and user environments and are capable of providing connectivity to many different types of WiFi-enabled devices operating a variety of applications. The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a WiFi device. Although certain technical problems experienced by users may not be caused by our products, users often may perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation. Similarly, a high profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply, but other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results and financial condition.

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

System security risks, data protection breaches, and cyber-attacks on our systems or solutions could compromise our proprietary information, or information of our customers, disrupt our internal operations and harm public perception of our solutions, which could cause our business and reputation to suffer, create additional liabilities and have a material adverse impact on our financial results and stock price.*

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, such as intellectual property, proprietary business information and customer and user data, which may include personally identifiable information. Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information. Our solutions incorporate complex technology and must operate and support a wide range of mobile devices that use WiFi as well as the complex applications that run on those devices, which use multiple communication industry standards. In addition, the amount of data we store for our users on our servers, including personal information, has been increasing.

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
We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2015 and years ended December 31, 2014 and 2013, 51%, 51% and 55% of our revenue, respectively, was attributable to our international customers. As of June 30, 2015, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through June 30, 2015. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of June 30, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 11.9% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

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

RUCKUS WIRELESS, INC.

Date: July 29, 2015	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: July 29, 2015	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
10.1		Offer Letter to Ian Whiting, dated April 2, 2015.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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