Form 10-Q
period 2015-09-30
RUCKUS WIRELESS INC
filed 2015-10-30
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

On October 23, 2015, 88,689,570 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$75,615	$56,083
Short-term investments	145,570	142,706
Accounts receivable, net of allowance for doubtful accounts of $800 as of September 30, 2015 and December 31, 2014	76,648	59,553
Inventories	24,382	21,064
Deferred costs	4,450	4,414
Deferred tax assets	6,345	6,205
Prepaid expenses and other current assets	6,318	5,367
Total current assets	339,328	295,392
Property and equipment, net	17,955	13,636
Goodwill	9,945	9,945
Intangible assets, net	5,236	7,351
Non-current deferred tax asset	24,278	21,166
Restricted cash	5,000	5,000
Other assets	1,622	1,504
Total assets	$403,364	$353,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,891	$23,538
Accrued compensation	13,943	13,765
Accrued liabilities	7,193	5,282
Deferred revenue	45,094	39,231
Total current liabilities	92,121	81,816
Non-current deferred revenue	13,145	10,554
Non-current deferred tax liabilities	410	596
Other non-current liabilities	1,468	1,379
Total liabilities	107,144	94,345
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of September 30, 2015 and December 31, 2014; 88,393 and 85,110 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	88	85
Additional paid-in capital	307,863	273,276
Accumulated other comprehensive income (loss)	14	(97)
Accumulated deficit	(11,745)	(13,615)
Total stockholders’ equity	296,220	259,649
Total liabilities and stockholders’ equity	$403,364	$353,994
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$91,426	$78,810	$251,763	$224,237
Service	7,526	6,191	21,497	16,816
Total revenue	98,952	85,001	273,260	241,053
Cost of revenue:
Product	27,491	23,193	77,442	66,898
Service	3,558	3,379	10,783	9,070
Total cost of revenue	31,049	26,572	88,225	75,968
Gross profit	67,903	58,429	185,035	165,085
Operating expenses:
Research and development	24,244	19,614	68,383	56,707
Sales and marketing	27,433	24,720	81,207	72,402
General and administrative	12,212	8,017	31,567	24,812
Total operating expenses	63,889	52,351	181,157	153,921
Operating income	4,014	6,078	3,878	11,164
Interest income	181	41	478	133
Other expense, net	(172)	(200)	(344)	(310)
Income before income taxes	4,023	5,919	4,012	10,987
Income tax expense	2,339	2,365	2,142	5,721
Net income	$1,684	$3,554	$1,870	$5,266
Net income per share:
Basic	$0.02	$0.04	$0.02	$0.06
Diluted	$0.02	$0.04	$0.02	$0.06
Weighted average shares used in computing net income per share:
Basic	88,002	83,388	86,894	82,334
Diluted	95,886	94,142	95,319	93,406
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,684	$3,554	$1,870	$5,266
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	72	(13)	111	(26)
Comprehensive income	$1,756	$3,541	$1,981	$5,240
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$1,870	$5,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,512	6,884
Provision for doubtful accounts	—	600
Stock-based compensation	21,312	18,869
Amortization of investment premiums, net of accretion of purchase discounts	1,790	863
Deferred income taxes	796	4,896
Excess tax benefit from employee stock incentive plans	(4,286)	(5,099)
Other	10	—
Changes in operating assets and liabilities:
Accounts receivable	(17,095)	(8,690)
Inventories	(3,318)	(1,383)
Deferred costs	(36)	1,240
Prepaid expenses and other current assets	(1,126)	(513)
Other assets	(20)	(131)
Accounts payable	2,443	4,681
Accrued compensation	178	2,777
Accrued liabilities	2,000	(475)
Deferred revenue	8,454	1,718
Net cash provided by operating activities	21,484	31,503
Cash flows from investing activities
Purchase of investments	(79,438)	(86,123)
Proceeds from the maturity of investments	75,122	73,965
Purchase of property and equipment	(10,816)	(6,765)
Change in facility lease deposits	(98)	50
Net cash used in investing activities	(15,230)	(18,873)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,632	5,792
Proceeds from employee stock purchase plan	2,360	2,033
Excess tax benefit from employee stock incentive plans	4,286	5,099
Net cash provided by financing activities	13,278	12,924
Net increase in cash and cash equivalents	19,532	25,554
Cash and cash equivalents at beginning of period	56,083	91,282
Cash and cash equivalents at end of period	$75,615	$116,836
Supplemental disclosure of cash flow information
Cash paid for income taxes	$831	$728
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$1,002	$1,465
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a global supplier of advanced, carrier-class Wi-Fi solutions. Ruckus’ solutions, which are called Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Its Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus’ products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique Wi-Fi-related cloud services, such as location-based positioning (“LBS”). These hardware and software products and cloud services incorporate various elements of Ruckus’ proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
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
Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, inventory valuation, goodwill and intangible asset valuation, accounting for income taxes, stock-based compensation and warranty liability. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies— There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements— In July 2015, the Financial Accounting Standard Board (“FASB”) issued accounting standards update ("ASU") 2015-11, Simplifying the Measurement of Inventory. The update replaces the concept of "lower of cost or market" with that of "lower of cost and net realizable value", which requires companies to measure certain inventory at the lower of cost and net realizable value. This accounting guidance does not apply to inventories measured by using the last-in, first-out inventory method. This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. Early application is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows and does not expect the impact to be material.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In July 2015, the FASB issued ASU 2015-14 to affirm a one-year deferral of the effective date of the new revenue standard. The accounting standard will be effective for the Company beginning in its first quarter of 2018, with early adoption permitted, but not before the original effective date of annual periods beginning after December 15, 2016, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.
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
The percentages of revenue from individual customers totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Channel partner A	14.7%	15.7%	14.9%	15.5%
Channel partner B	13.8%	11.3%	12.7%	12.7%
Channel partner C	*	12.0%	*	11.9%
* Less than 10%
The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2015	2014
Channel partner C	18.5%	12.5%
Channel partner D	10.4%	*
* Less than 10%
No single end-customer accounted for more than 10% of total consolidated revenue or total consolidated accounts receivable.

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
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,333	$3,333	$—	$—
Short-term investments:
Corporate debt securities	107,806	—	107,806	—
U.S. government agency securities	37,764	—	37,764	—
Total assets measured and recorded at fair value	$148,903	$3,333	$145,570	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,771	$2,771	$—	$—
Corporate debt securities	3,000	—	3,000	—
Short-term investments:
Corporate debt securities	118,323	—	118,323	—
U.S. government agency securities	24,383	—	24,383	—
Total assets measured and recorded at fair value	$148,477	$2,771	$145,706	$—

NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$107,826	$22	$(42)	$107,806
U.S. government agency securities	37,736	28	—	37,764
Total short-term investments	$145,562	$50	$(42)	$145,570

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$118,470	$—	$(147)	$118,323
U.S. government agency securities	24,392	4	(13)	24,383
Total short-term investments	$142,862	$4	$(160)	$142,706
The gross realized gains and losses related to the Company’s short-term investments were not material for the nine months ended September 30, 2015.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$108,726	$108,721	$114,231	$114,113
Over one year and less than two years	36,836	36,849	28,631	28,593
Total short-term investments	$145,562	$145,570	$142,862	$142,706

Short-term investments in an unrealized loss position consisted of the following (in thousands):

	September 30, 2015		December 31, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,396	$(42)	$105,187	$(147)
U.S. government agency securities	—	—	15,773	(13)
Total short-term investments	$74,396	$(42)	$120,960	$(160)
As of September 30, 2015 and December 31, 2014, no short-term investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
September 30, 2015
Purchased technology	$12,600	$(7,364)	$5,236	2.2 years

December 31, 2014
Purchased technology	$12,600	$(5,249)	$7,351	2.8 years

The following table presents the estimated future amortization expense of intangible assets as of September 30, 2015 (in thousands):

Year ending December 31,	Amount
2015 (remaining three months)	$705
2016	2,531
2017	1,500
2018	500
Total amortization	$5,236
The Company had goodwill of $9.9 million as of September 30, 2015 and December 31, 2014. No impairment has been recognized related to the goodwill balance.

NOTE 5—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Product	$24,970	$22,900
Service	33,269	26,885
Total deferred revenue	$58,239	$49,785
Reported as:
Current	$45,094	$39,231
Non-current	13,145	10,554
Total deferred revenue	$58,239	$49,785
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts and software licensed as a service (“SaaS”) billed in advance where revenue is recognized ratably over the service period, typically one to five years.

NOTE 6—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Shenzhen, China, Singapore, Taipei, Taiwan, Bangalore, India and Woodburn Green, United Kingdom and are leased under non-cancelable operating lease arrangements.
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2015 (remaining three months)	$1,205
2016	4,738
2017	4,205
2018	3,336
2019	2,566
Thereafter	7,489
Operating lease obligations	$23,539
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
The Company paid a total of $1.6 million in settlement of patent litigation for the three months ended September 30, 2015. For the nine months ended September 30, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million. Gains or losses from litigation settlements are included in general and administrative expense in the condensed consolidated statements of operations.
Purchase Commitments— As of September 30, 2015, the Company had current purchase commitments of $12.4 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of September 30, 2015 and December 31, 2014.
Reimbursement of Penalties— As of September 30, 2015 and December 31, 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. The indemnification period is six years beginning from April 2013. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
Warranties— The Company primarily offers a limited lifetime hardware warranty on its indoor WLAN products and a limited warranty for all other hardware products for a period of up to one year. The Company estimates the costs that may be incurred under its warranties and records a liability for products sold as a charge to cost of revenue. Estimates of future warranty costs are largely based on historical experience of product failure rates and material usage incurred in correcting product failures. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$940	$847	$803	$1,038
Changes in existing warranty	56	39	(4)	(75)
Warranty expense	156	196	716	750
Obligations fulfilled	(163)	(179)	(526)	(810)
Balance at end of period	$989	$903	$989	$903
NOTE 7—EQUITY AWARD PLANS
Stock Option Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	17,042	$5.60	6.7	$119,782
Options granted	311	11.12
Options exercised	(2,418)	2.74
Options forfeited	(583)	10.48
Balance, September 30, 2015	14,352	$6.01	6.1	$94,032
Options exercisable as of September 30, 2015	11,333	$4.60	5.6	$87,645
Options vested and expected to vest as of September 30, 2015	14,257	$6.00	6.1	$93,932

The weighted average grant date fair value of stock options was approximately $5.85 and $7.41 per share for the three months ended September 30, 2015 and 2014, respectively, and $5.69 and $6.88 for the nine months ended September 30, 2015 and 2014, respectively.
The total intrinsic value of options exercised was approximately $6.9 million and $15.0 million for the three months ended September 30, 2015 and 2014, respectively, and $21.1 million and $31.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Restricted Stock Unit Activity
The following table summarizes the outstanding activity of Restricted Stock Units (“RSUs”) and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,825	$13.65	1.7	$33,955
RSUs granted	881	10.97
RSUs vested	(612)	14.00
RSUs forfeited	(273)	13.73
Balance, September 30, 2015	2,821	$12.79	1.6	$33,503
The following table summarizes the stock activity and the total number of shares available for grant under the Company's Amended & Restated 2012 Equity Incentive Plan as of September 30, 2015 (in thousands):

Number of Shares
Balance, December 31, 2014	9,398
Additional shares reserved for issuance	4,256
Options granted	(311)
Options forfeited	583
RSUs granted	(881)
RSUs forfeited	273
Balance, September 30, 2015	13,318
Fair Value Disclosures

Employee Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes model. The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Volatility	54.8%	62.2%	55.0%	63.7%
Expected term (years)	6.1	6.1	5.7	6.1
Risk-free interest rate	1.7%	2.0%	1.8%	1.9%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan
The following table summarizes the assumptions relating to the Company's ESPP:

	Three and Nine Months Ended September 30,
	2015	2014
Volatility	42.9%	45.8%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$247	$266	$812	$764
Research and development	2,357	2,124	7,427	6,346
Sales and marketing	1,739	1,799	5,222	5,124
General and administrative	2,562	1,994	7,851	6,635
Total stock-based compensation	$6,905	$6,183	$21,312	$18,869
At September 30, 2015, the total unrecognized stock-based compensation expense under the Company's stock plans was $48.0 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2 years.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,684	$3,554	$1,870	$5,266
Denominator:
Weighted-average shares used in computing basic net income per share	88,002	83,388	86,894	82,334
Weighted-average effect of potentially dilutive shares:
Stock options	7,642	10,491	8,114	10,882
RSUs and ESPP	242	263	311	190
Diluted	95,886	94,142	95,319	93,406
Net income per share:
Basic	$0.02	$0.04	$0.02	$0.06
Diluted	$0.02	$0.04	$0.02	$0.06
The following table summarizes the weighted-average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	3,389	2,401	3,509	2,356
RSUs and ESPP	1,051	418	1,892	714
Total	4,440	2,819	5,401	3,070

NOTE 9—INCOME TAXES

Income tax expense was $2.3 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Income tax expense was $2.1 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas:
United States	$49,740	$41,165	$135,761	$119,307
Other Americas	2,602	1,312	7,275	5,598
Total Americas	52,342	42,477	143,036	124,905
EMEA:
Total EMEA	26,717	21,524	71,024	62,995
APAC:
Total APAC	19,893	21,000	59,200	53,153
Total revenue	$98,952	$85,001	$273,260	$241,053
As of September 30, 2015, the Company had property and equipment, net of $13.1 million, $4.3 million and $0.6 million located in the Americas, APAC and EMEA respectively.

NOTE 11—SUBSEQUENT EVENTS
On October 21, 2015, the Company completed the acquisition of Cloudpath Networks, Inc. (“Cloudpath”), a privately-held company providing secure Wi-Fi onboarding software and certificate-based Wi-Fi security, pursuant to which the Company acquired all of the outstanding capital stock of Cloudpath for $9.0 million in cash, subject to certain adjustments. As a result of the acquisition, the Company will offer Cloudpath's secure Wi-Fi onboarding software with its Smart Wi-Fi portfolio to securely onboard all new devices.

As of the date of this Form 10-Q, the Company is still in the process of determining the purchase price allocation and the initial accounting for the business combination. The Company expects to disclose the preliminary purchase accounting in Form 10-K for the year ended December 31, 2015. Based on the evaluation of the significance of the acquisition, the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements.

The purchase agreement also included additional cash consideration of up to $9.0 million, which is contingent upon continued employment of a founder with the Company. The Company will recognize this consideration as post-acquisition expense over the requisite service period of two years from the date of acquisition.

The Company will provide $0.9 million in cash incentives to continuing Cloudpath employees that will be earned over a two-year period and grant 195,705 RSUs under the Company’s Amended and Restated 2012 Equity Incentive Plan. The fair value of the equity awards will be recognized over a four-year requisite service period. As the cash incentives and RSUs are subject to continued employment, they will be recorded as post-acquisition compensation expense.

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

Overview
Ruckus is a global supplier of advanced, carrier-class Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer carrier-class features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity, high-speed hardware gateways, controllers, wireless bridges and indoor and outdoor access points, software platforms providing gateway, controller and reporting, analytics and management solutions, and unique Wi-Fi-related cloud services, such as location-based positioning. These hardware and software products and cloud services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh, SmartCell and Smart Scaling, to enable high performance in a variety of challenging operating environments.
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
Operating Expenses
Research and Development. Research and development expenses consist primarily of personnel costs, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototype-related expenses, product certification, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We believe that continued investment in research and development of our products is important to attaining our strategic objectives. We expect research and development expenses to increase in absolute dollars in the near term from planned investments in future products and services.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, commission costs and stock-based compensation for employees and contractors engaged in sales and marketing activities. Commission costs are calculated on sale and expensed in the same period. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We expect sales and marketing expenses to increase in absolute dollars, as we increase the size of our sales and marketing organizations to PCS revenue growth opportunities, but we expect sales and marketing expenses to remain consistent as a percentage of total revenue for the near term.
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
Income Tax Expense
Income tax expense consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of September 30, 2015 and December 31, 2014, no valuation allowance has been provided against the Company’s deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	92.4%	92.7%	92.1%	93.0%
Service	7.6	7.3	7.9	7.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	27.8	27.3	28.3	27.7
Service	3.6	4.0	4.0	3.8
Total cost of revenue	31.4	31.3	32.3	31.5
Gross profit	68.6	68.7	67.7	68.5
Operating expenses:
Research and development	24.5	23.1	25.0	23.5
Sales and marketing	27.7	29.1	29.7	30.1
General and administrative	12.3	9.4	11.6	10.3
Total operating expenses	64.5	61.6	66.3	63.9
Operating income	4.1	7.1	1.4	4.6
Interest income	0.2	0.1	0.2	0.1
Other expense, net	(0.2)	(0.2)	(0.1)	(0.1)
Income before income taxes	4.1	7.0	1.5	4.6
Income tax expense	2.4	2.8	0.8	2.4
Net income	1.7%	4.2%	0.7%	2.2%

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue:
Product	$91,426	$78,810	$12,616	16.0%	$251,763	$224,237	$27,526	12.3%
Service	7,526	6,191	1,335	21.6%	21,497	16,816	4,681	27.8%
Total revenue	$98,952	$85,001	$13,951	16.4%	$273,260	$241,053	$32,207	13.4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Revenue by geographic region:
Americas	$52,342	$42,477	$9,865	23.2%	$143,036	$124,905	$18,131	14.5%
EMEA	26,717	21,524	5,193	24.1%	71,024	62,995	8,029	12.7%
APAC	19,893	21,000	(1,107)	(5.3)%	59,200	53,153	6,047	11.4%
Total revenue	$98,952	$85,001	$13,951	16.4%	$273,260	$241,053	$32,207	13.4%
Product revenue increased by $12.6 million, or 16.0%, and $27.5 million, or 12.3% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end-customers of approximately 61,000 at September 30, 2015, compared to 44,000 at September 30, 2014.
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
Service revenue increased by $1.3 million, or 21.6%, and $4.7 million or 27.8% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The increase was primarily related to the increase in PCS revenue, in connection with the increased sales of our products and support renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue in the Americas increased due to strong education spending associated with the Federal E-Rate program (also known as the Schools and Libraries Program of the Universal Service Fund). In addition, the summer months are typically the strongest periods for education spending during the year. The Company also continued to experience improved overall market conditions in our remaining North American enterprise business during three months ended September 30, 2015.
Revenue from EMEA increased during the three and nine months ended September 30, 2015, primarily due to the increased number of channel partners in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories.
Revenue from APAC decreased during the three months ended September 30, 2015, primarily due to elongated purchase cycles as a result of the stronger U.S. Dollar against foreign currencies.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Cost of revenue
Product	$27,491	$23,193	$4,298	18.5%	$77,442	$66,898	$10,544	15.8%
Service	3,558	3,379	179	5.3%	10,783	9,070	1,713	18.9%
Total cost of revenue	$31,049	$26,572	$4,477	16.8%	$88,225	$75,968	$12,257	16.1%

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	Change in margin	2015	2014	Change in dollars	Change in percent	Change in margin

	(dollars in thousands)
Gross profit
Product	$63,935	$55,617	$8,318	15.0%		$174,321	$157,339	$16,982	10.8%
Service	3,968	2,812	1,156	41.1%		10,714	7,746	2,968	38.3%
Total gross profit	$67,903	$58,429	$9,474	16.2%		$185,035	$165,085	$19,950	12.1%
Product gross margin	69.9%	70.6%			(0.7)	69.2%	70.2%			(1.0)
Service gross margin	52.7%	45.4%			7.3	49.8%	46.1%			3.7
Total gross margin	68.6%	68.7%			(0.1)	67.7%	68.5%			(0.8)

Total gross margin for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 decreased 0.1 and 0.8 percentage points, respectively.
For the three months ended September 30, 2015, product gross margin decreased by 0.7 percentage point, compared to the three months ended September 30, 2014. The decrease in product gross margin was primarily due to a 1.4 percentage point increase in inventory write-downs related to the Company's older generation 802.11n products and a 0.5 percentage point increase in freight and logistics costs. These decreases in product gross margin were partially offset by a 0.9 percentage point increase in product gross margins, primarily due to product mix including higher-margin products such as software licenses and improving economies of scale related to 802.11ac access points accounting for approximately 74% of total access points sales in the three months ended September 30, 2015 compared to 16% for the three months ended September 30, 2014.
For the three months ended September 30, 2015, service gross margin increased by 7.3 percentage points, compared to the three months ended September 30, 2014. The increase was primarily the result of a 21.6 percentage point growth in service revenue offset, in part, by an increase in service costs of 5.3 percentage points, arising from the expansion of our service operations to manage growth. We expect service costs to increase in the future at a slower rate due to economies of scale.
For the nine months ended September 30, 2015, product gross margin decreased by 1.0 percentage point, compared to the nine months ended September 30, 2014. The decrease was primarily due to the higher product costs associated with the Company's newer generation 802.11ac products in the first half of the year, the increased write-downs related to the Company's older generation 802.11n products and an increase in freight and logistics costs.
For the nine months ended September 30, 2015, the increase of 3.7 percentage points in service gross margin was primarily the result of a 27.8 percentage points growth in service revenue offset, in part, by an increase in service costs of 18.9 percentage points, arising from the expansion of our service operations to manage growth. We expect service costs to increase in the future at a slower rate due to economies of scale.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Research and development	$24,244	$19,614	$4,630	23.6%	$68,383	$56,707	$11,676	20.6%
% of revenue	24.5%	23.1%			25.0%	23.5%
The $4.6 million increase in research and development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to an increase in personnel and related expenses of $1.8 million, higher consulting and contractor expense of $1.5 million, primarily due to outsourced development work and increased license and maintenance expenses of $1.0 million related to development of new products.

The $11.7 million increase in research and development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to an increase in personnel and related costs of $5.5 million, which included an increase in stock-based compensation of $1.1 million. We also incurred higher consulting and contractor expense of $4.3 million, primarily due to outsourced development work, increased license and maintenance expense of $1.1 million related to development of new products, increased depreciation expense of $0.7 million and increased reorganization costs of $0.5 million, partially offset by decreased products certification costs of $1.0 million.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Sales and marketing	$27,433	$24,720	$2,713	11.0%	$81,207	$72,402	$8,805	12.2%
% of revenue	27.7%	29.1%			29.7%	30.1%
The $2.7 million increase in sales and marketing expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, was primarily attributable to an increase in personnel and related expenses of $0.9 million, as we grew our sales organization as part of our strategy to expand our reach to additional service providers and channel partners. We also incurred higher advertising expenses of $0.7 million and higher product evaluation costs of $0.5 million.
The $8.8 million increase in sales and marketing expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was primarily attributable to an increase in personnel and related expenses of $6.5 million, as we grew our sales organization as part of our strategy to expand our reach to new service providers and channel partners. We also incurred higher advertising expenses of $1.2 million and higher product evaluation costs of $0.6 million.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
General and administrative	$12,212	$8,017	$4,195	52.3%	$31,567	$24,812	$6,755	27.2%
% of revenue	12.3%	9.4%			11.6%	10.3%
The $4.2 million increase in general and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to settlement of patent litigation totaling $1.6 million, an increase in personnel and related costs of $1.4 million and increased patent litigation fees of $0.7 million.
The $6.8 million increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was attributable to an increase in personnel and related costs of $3.7 million, which included an increase in stock-based compensation of $1.2 million, an increase in net patent litigation settlements of $2.3 million and patent litigation fees of $1.2 million.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Interest Income	$181	$41	$140	341.5%	$478	$133	$345	259.4%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Other expense, net	$172	$200	$(28)	(14.0)%	$344	$310	$34	11.0%

Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in dollars	Change in percent	2015	2014	Change in dollars	Change in percent

	(dollars in thousands)
Income tax expense	$2,339	$2,365	$(26)	(1.1)%	$2,142	$5,721	$(3,579)	(62.6)%
Income tax expense was $2.3 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Income tax expense was $2.1 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses and certain foreign taxes.

Liquidity and Capital Resources

	September 30,	December 31,
	2015	2014

	(in thousands)
Cash and cash equivalents	$75,615	$56,083
Short-term investments	145,570	142,706
Total cash, cash equivalents and short-term investments	$221,185	$198,789

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$21,484	$31,503
Net cash used in investing activities	(15,230)	(18,873)
Net cash provided by financing activities	13,278	12,924
Net increase in cash and cash equivalents	$19,532	$25,554

We had cash, cash equivalents and short-term investments of $221.2 million at September 30, 2015. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities and U.S. government agency securities. As of September 30, 2015, $2.9 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We generated $21.5 million of cash from operating activities during the nine months ended September 30, 2015 resulting from our net income of $1.9 million, adjusted for non-cash net charges of $28.1 million and offset by changes in our net operating assets and liabilities of $8.5 million. The non-cash net charges consisted mainly of stock-based compensation of $21.3 million and depreciation and amortization of $8.5 million, partially offset by excess tax benefit from employee stock incentive plans of $4.3 million. Changes in our operating assets and liabilities were primarily due to an increase in accounts receivable, net of $17.1 million and increases in inventory of $3.3 million due to timing of shipments, offset by an increase in deferred revenue of $8.5 million related to PCS contracts and timing of inventory sold through the channel, an increase of accounts payable of $2.4 million and an increase in accrued liabilities of $2.0 million, primarily due to timing of payments.
We generated $31.5 million of cash from operating activities during the nine months ended September 30, 2014 resulting from our net income of $5.3 million, adjusted for non-cash net charges of $27.0 million and offset by changes in our net operating assets and liabilities of $0.8 million. The non-cash net charges consisted mainly of stock-based compensation of $18.9 million and depreciation and amortization of $6.9 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $8.7 million and inventory of $1.4 million due to timing of shipments, offset by increased accrued compensation of $2.8 million primarily due to increased headcount and higher attainment of commission and bonus targets, higher accounts payable of $4.7 million due to timing of payments and deferred revenue of $1.7 million related to PCS contracts, offset in part by inventory sold through the channel.
Investing Activities
Our primary investing activities consist of purchases, maturities, and sales of short-term investments and purchases of property and equipment. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations.

Cash used in investing activities during the nine months ended September 30, 2015 was $15.2 million, of which $79.4 million related to the purchase of investments and $10.8 million related to the purchase of property and equipment, offset by $75.1 million in proceeds from the maturity of investments.
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
Cash generated from financing activities during the nine months ended September 30, 2015 was $13.3 million, of which $6.6 million related to the exercise of stock options, $2.4 million related to proceeds from the employee stock purchase plan, or ESPP, and $4.3 million related to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the nine months ended September 30, 2014 was $12.9 million, of which $5.8 million related to the exercise of stock options, $2.0 million related to proceeds from the ESPP and $5.1 million related to excess income tax benefit from the exercise of stock options.
Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at September 30, 2015, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,539	$4,767	$7,988	$5,163	$5,621
Purchase commitments (1)	12,395	12,395	—	—	—
Total	$35,934	$17,162	$7,988	$5,163	$5,621

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $221.2 million and $198.8 million as of September 30, 2015 and December 31, 2014, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At September 30, 2015, the weighted-average duration of our investment portfolio was less than one year. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates mainly due to the short-term nature of these instruments.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.8 million as of September 30, 2015. Such losses would only be realized if we sold the investments prior to maturity.
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

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedure
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
None.

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
We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013, 50%, 51% and 55% of our revenue, respectively, was attributable to our international customers. As of September 30, 2015, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through September 30, 2015. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of September 30, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 11.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

RUCKUS WIRELESS, INC.

Date: October 29, 2015	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: October 29, 2015	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Bylaws of the Registrant.
4.1	(2)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(3)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

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