Form 10-K
period 2015-12-31
RUCKUS WIRELESS INC
filed 2016-02-24
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes   ☐    No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $860 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
On February 17, 2016, 89,722,741 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from the definitive proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to sell our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
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

PART I
ITEM 1.        BUSINESS
Overview
Ruckus Wireless, Inc. (“Ruckus” or “we” or “the Company”) is a global supplier of advanced Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity controllers, indoor and outdoor access points, wireless bridges, controller software platforms, software management solutions including reporting and analytics and unique Wi-Fi-related cloud services, such as location-based positioning, and certificate-based security and on-boarding of Wi-Fi devices. These hardware and software products and services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Technology
Our core Smart Wi-Fi technologies include:

Smart Radio

Our Smart Radio is a set of advanced hardware and software capabilities that automatically adjust Wi-Fi signals to constantly changing environmental conditions. This adaptability results in greater wireless coverage, reliability and higher levels of system performance, all without any manual tuning. A primary component of Smart Radio technology is BeamFlex, a patented smart antenna system that makes Wi-Fi signals stronger by focusing radio frequency energy where it is needed while dynamically adjusting signals in directions that yield the highest possible throughput for each receiving device. An extension of BeamFlex, known as BeamFlex+, automatically adapts Wi-Fi signals to the changing orientation of handheld devices through the use of polarization diversity with maximal radio combining. This enables Ruckus Smart Wi-Fi access points with BeamFlex+ to provide better reception for hard to hear clients and more consistent performance as clients constantly change orientation. Another component to the Smart Radio technology is ChannelFly, a performance optimization capability that automatically determines which radio frequencies or channels will deliver the greatest network throughput based on actual observed capacity, a key benefit for high-density, noisy Wi-Fi environments. ChannelFly is a different approach to dynamic and predictive capacity management that optimizes radio frequency (“RF”) channel selection using capacity averages across all channels. Specialized algorithms select the best channel based on historical values. Traffic loads are assessed across all available channels to determine which RF channels will yield the highest throughput at any given time.

SmartCast

Our SmartCast, which we also call Smart QoS, is a sophisticated software quality of service technology that manages traffic load to enhance the user experience. SmartCast was developed to handle the increasing volumes of latency-sensitive multimedia traffic such as voice over IP and streaming IP-based video traffic. SmartCast automatically prioritizes different traffic types through intelligent heuristics that classify, prioritize and schedule traffic for transmission over our advanced antenna arrays. SmartCast employs advanced queuing techniques and dedicated software queues on a per device basis to ensure fairness and optimize overall system performance. SmartCast also includes advanced Wi-Fi techniques such as band steering, rate limiting, client load balancing and airtime fairness, all of which operate automatically and transparently to our end customers and their users.

SmartMesh

Our SmartMesh is software technology that uses advanced self-organizing network principles to create highly resilient, high-speed Wi-Fi backbone links between Ruckus Smart Wi-Fi access points. SmartMesh simplifies the deployment of both service provider and enterprise wireless networks by reducing cumbersome radio planning and costly cabling needed to reliably connect every Wi-Fi access point. SmartMesh automatically establishes wireless connections between individual access points using patented smart antenna technology and self-heals in the event of a failed link. SmartMesh gives service providers the ability to lower capital expenditures typically associated with traditional fixed-line backhaul, providing flexibility to deploy infrastructure assets where needed with the assurance that both cellular and Wi-Fi traffic can be reliably and cost effectively backhauled.

Smart Scaling

Our Smart Scaling uses advanced highly scalable database management techniques to enable the support of hundreds of thousands of client devices across the Wi-Fi network. Smart Scaling employs intelligent data distribution techniques to extend client information, statistics and other vital user information across any number of nodes within the system without a single point of failure and with linear scalability. Smart Scaling is incorporated in our purpose-built hardware and software, making it capable of supporting hundreds of thousands of access points and user session workloads at the scale required by service providers.
Products and Services

Ruckus Wi-Fi solutions are marketed under the SmartZone, ZoneDirector, ZoneFlex, Unleashed and Xclaim brands. Additionally, Ruckus’ software and service offerings are currently marketed under the virtual SmartZone ("vSZ"), Cloudpath, Smart Positioning Technology (“SPoT”) and SmartCell Insight (“SCI”) product names. Under these brand and product names, we offer a full range of indoor and outdoor access points (“APs”), wireless local area network (“WLAN”) controllers, network management software, Wi-Fi-related applications and cloud, or software-based, services.

SmartZone

SmartZone is a unique line of carrier-grade wireless access and management products that include specialized hardware products such as SmartZone (“SZ”) controllers, as well as software solutions such as vSZ and virtual SmartZone Data Plane.

The Ruckus SZ and vSZ are massively scalable WLAN controllers. SZ is a Ruckus hardware appliance, whereas vSZ is a Network Function Virtualization (“NFV”)-based software WLAN controller. Both provide robust management and configuration of Ruckus Smart Wi-Fi APs along with the ability to handle massive volumes of Wi-Fi traffic. As highly scalable wireless networking platforms, the SZ and vSZ are capable of managing tens of thousands of access points and hundreds of thousands of clients while serving as a service delivery platform for new value-added capabilities, such as user and location-based services and detailed user analytics. These platforms support standard-based interfaces into service provider networks that simplify the integration of Wi-Fi services into carrier networks. Because the vSZ is a virtualized WLAN controller platform, it can be deployed on standard, off-the-shelf server platforms available from many vendors and does not require specialized hardware or installation requirements. This allows for easier and more economical deployments enabling a greater variety of potential service provider customers beyond traditional mobile network operators and cable companies to have significant resources invested in network infrastructure deployment. The vSZ with its multi-tenancy capability provides value-added resellers, systems integrators, fixed line operators, public venues and even enterprises, with extensive but typically private, employee-focused, WLAN deployments with the ability to enable and manage Wi-Fi services for a multitude of clients and services. The virtual SmartZone Data Plane is a version of the vSZ designed specifically to meet the growing demand for data plane efficiency in virtualized environments.

ZoneDirector

ZoneDirector is our family of Smart Wi-Fi controllers that streamline the configuration and management of Ruckus Smart Wi-Fi access points. ZoneDirectors can be deployed onsite or remotely and include different models to serve small, medium and large-scale end customers requiring from six to 1,000 access points. ZoneDirectors are typically deployed in a distributed forwarding architecture, eliminating the need to send all wireless traffic through the system. This mitigates any potential bottlenecks or any single point of failure. If customer requirements dictate, all wireless traffic can also be tunneled directly to the ZoneDirector. ZoneFlex software on all of our ZoneDirector Smart WLAN controllers makes use of a highly intuitive web-based graphical user interface to simplify configuration and administration of WLAN deployments. This software includes a variety of advanced capabilities such as adaptive meshing, integrated client performance tools, extensive authentication support, simplified guest access and user policy, wireless intrusion prevention, automatic traffic redirection, integrated Wi-Fi client performance tools and robust network management.

ZoneFlex

The ZoneFlex brand includes a full range of indoor and outdoor access points and long range point-to-point and point-to-multipoint bridges. ZoneFlex APs work directly with our ZoneDirector, SZ, and vSZ management platforms.

ZoneFlex indoor and outdoor Smart Wi-Fi access points and bridges incorporate our patented BeamFlex adaptive antenna array technology to deliver robust Wi-Fi performance, reliability and capacity. These APs leverage our Smart Radio technology to extend signal range, automatically mitigate RF interference and intelligently route Wi-Fi transmissions over the fastest available signal paths. This can allow customers and end customers to deploy fewer APs for any particular coverage area. These devices support multiple virtual WLANs, Wi-Fi encryption and advanced traffic handling. ZoneFlex access points can be installed as stand-alone APs or centrally managed through our ZoneDirector, SZ and vSZ platforms. Within a centrally managed architecture, customers can extend their wireless networks through the use of our SmartMesh technology minimizing the traditional requirement to run Ethernet cabling to locations where running Ethernet cabling is not possible or is cost prohibitive.

Unleashed

Unleashed are controllerless indoor Smart Wi-Fi access points custom-designed to help small business owners use Wi-Fi networks to grow their business, deliver an excellent customer experience and manage costs while supporting a variety of mobile devices with minimal information technology ("IT") staff. Unleashed access points are similar to comparable standard Ruckus ZoneFlex access points but have built-in controller capabilities similar to Ruckus’ ZoneDirector controller software, including user access controls, guest networking functions, advanced Wi-Fi security and traffic management. Each access point delivers Smart Wi-Fi performance at extended ranges and for up to 512 simultaneously connected devices. Ruckus Unleashed access points can manage up to 25 access points as part of a single-site network. A self-service interface provides business owners with insight on Wi-Fi usage so that they can manage the Wi-Fi experience of employees and visitors without dedicated IT staff. Businesses can plug and play more Ruckus Unleashed Wi-Fi access points to boost capability without needing to re-configure the network. As businesses grow to multiple sites, Ruckus offers a migration path to controller-based Wi-Fi using the same Wi-Fi access points.

Cloudpath

Cloudpath Wi-Fi device on-boarding bridges the gap between enterprise-grade security and personal devices to create a Set-It-And-Forget-It Wi-Fi device on-boarding experience that allows "bring your own device" and IT-owned devices to be on-boarded in a scalable, secure, and user-friendly manner. The Cloudpath service is designed to enable encryption with similar ease as open connectivity. Cloudpath utilizes standards-based security, such as WPA2-Enterprise, 802.1X and X.509, to work with existing Wi-Fi infrastructure. Cloudpath services help customers with automated, self-service certificate-based Wi-Fi security for an ever-changing array of users and devices.

Smart Positioning Technology

SPoT is a cloud-based Smart Wi-Fi location-based services platform leveraging unique user positioning technology that gives both service providers and enterprises the ability to deliver a wide-range of value-added services that can help them increase profitability and customer appeal while enhancing customers’ mobile experiences.

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

SmartCell Insight

SCI is a big data Wi-Fi analytics and reporting platform that helps enterprises and service providers greatly enhance, optimize and scale the performance of their wireless networks and services. The SCI platform transforms traditional network reporting into a vital business tool, collecting, analyzing, parsing, presenting and storing vast amounts of user, traffic, session and location information. Data from the largest networks can be stored and retrieved for five to seven years or more, depending on the storage capacity made available to the SCI platform. SCI gathers real-time data that is combined with historical data so it can be analyzed and graphically displayed in an easy to understand format with a wide variety of views and customized reports. The data gathered by Ruckus SCI details essential network statistics such as traffic usage, client and session measurement, network changes, network latency and inventory.

Xclaim

Xclaim is a line of low-cost, controllerless Wi-Fi products targeted for small businesses that have little to no IT expertise in-house. Xclaim eliminates the cost and complexity associated with conventional enterprise WLAN systems for smaller organizations that cannot justify high costs but still desire best-in-class Wi-Fi connectivity, coverage and performance, with simple and easy management. Xclaim products include indoor and outdoor Wi-Fi access points that are managed through an innovative mobile application called Harmony for Xclaim or an on-line application called CloudManager for Xclaim. Harmony is purpose-built for the iOS and Android operating systems and is designed to modernize installation, configuration and ongoing administration of a Wi-Fi network with little to no IT expertise required. Within minutes, small businesses can use Harmony to configure Xclaim access points to begin offering secure, robust and reliable Wi-Fi at a fraction of the cost and complexity of conventional enterprise alternatives. CloudManager allows Xclaim customers to configure, monitor and troubleshoot networks from anywhere, over a web browser.

Support and Maintenance

We offer technical support and maintenance programs for most of our hardware and software products. These programs include problem identification and resolution services, software hot fixes and software error corrections, as well as software updates on an “if and when available” basis. We offer Partner Support and Premium Support through our technical support engineers and through our network of certified value-added resellers and distributors, which we refer to as our channel partners. For Partner Support, our authorized channel partners typically deliver level-one and level-two support to end customers and we provide level-three support to our channel partners. For Premium Support, we provide all support directly to the end customers. For Partner Support and Premium Support, we offer expedited replacement for any defective controller. Expedited replacement can also be separately purchased for access points. We use a third-party logistics provider to manage our worldwide deployment of replacement products. Support and maintenance services are provided 24 hours a day, seven days a week through regional support centers that are located worldwide. These services are typically sold to channel partners and to end customers for one, three or five year terms at the time of the initial product sale and may be renewed for successive periods.

Segment Information
We operate in one industry segment selling controllers and access points along with related software and services. Financial information about our operating segment and geographic areas is presented in Note 14 of notes to consolidated financial statements.
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
Diverse Customer Base
We sell our products to a broad range of service providers and enterprise end customers globally. Our products have been sold to over 65,300 end customers worldwide, including over 260 service providers. We generally sell to service providers and enterprises through a worldwide network of channel partners and systems integrators. Our enterprise end customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports and major outdoor public areas. Our service provider end customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers.
Each of our greater than 10% customers are third-party distributors. Our agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by either party with advance notice. Although we may experience a short-term disruption in the distribution of our products and a short-term decline in revenue if the agreement with any of these distributions was terminated, we believe that such termination would not have a material adverse effect on us and our subsidiaries, taken as a whole, because we have engaged or believe that we would be able to engage alternative distributors, resellers and other distribution channels to deliver our products to end customers within a quarter following the termination of any agreement with a distributor.
Sales Strategy
We sell our products globally through direct and indirect channels. We target both enterprises and service providers that require Wi-Fi solutions through our global force of sales personnel and systems engineers. They work with a vast network of value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement by us.
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

Customer Service and Support and Training
We employ a worldwide team of support engineers and other support personnel to provide customer service and technical support for our products. Our channel partners often provide customer support directly to end customers. We then provide support to those channel partners as required. In other situations, we provide end customers support directly to end customers. We also offer product training to our channel partners as well as to end customers.

Research and Development
Our engineering group is primarily located in research and design centers in California, Taiwan, China, India and Singapore. We have invested significant time and financial resources in the development of our product lines and believe that continued investment in research and development is critical to our ongoing success. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.
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
Competition
We compete in the highly competitive worldwide market for wireless infrastructure products and services. Given the growth and technology evolution within this market, competition is varied and diverse. Fundamentally, our competitors fall into three primary categories:

1.	Large telecommunications and networking equipment vendors, such as Cisco Systems.

2.	Specialized W-Fi companies that offer products and services that compete with some of our products and capabilities to both the high and low end of the market; and

3.
Diversified technology companies, such as Hewlett Packard Enterprise, that offer wired and wireless enterprise equipment in addition to many other technology products and services to a wide range of organizations.

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
We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States, focusing our patent, trademark, copyright and trade secret protection primarily in the United States, China, Taiwan and Europe. We actively seek patent protection covering inventions originating from the Company. As of December 31, 2015, we have a portfolio of over 140 patents awarded by the United States Patent and Trademark Office and other patent offices around the world, as well as a number of pending patent applications, which cover a wide range of Wi-Fi innovations. We currently have trademark applications and registrations in the United States and other countries, including the US Registered Trademark RUCKUS WIRELESS.
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
Employees
As of December 31, 2015, we had 1,050 employees, 463 of whom were primarily engaged in research and development, 392 of whom were primarily engaged in sales and marketing and 195 of whom were primarily engaged in providing customer support, operations and administration and finance services. As of December 31, 2015, 570 of these employees were located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including changing economic environments in the U.S., Europe, China and other regions, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations in certain enterprise sectors such as hospitality and education, where end customers place orders most heavily in the second and third quarters;

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

Our enterprise end customers include both public and private K-12 institutions in the United States. This education market typically operates on limited budgets and depends on the U.S. federal government to provide supplemental funding. For example, the Federal Communications Commission, or FCC, through its E-rate program (also known as the Schools and Libraries Program of the Universal Service Fund), provides supplemental funding to school districts to fund upgrades to technical infrastructure, including Wi-Fi infrastructure. The most recently announced order under the E-rate program provides for a significant increase to the annual E-rate funding cap, to $3.9 billion with inflation adjustments annually, and increases funding availability from a two-year period to five-year period. However, the E-rate program continues to be subject to uncertainty regarding eligibility criteria and specific timing of actual federal funding as well as subject to further federal program guidelines and funding appropriation. This uncertainty and potential further changes to the E-rate program may affect or delay purchasing decisions by our end customers in the education market and will continue to cause fluctuations in our overall revenue forecasts and financial results and create greater uncertainty regarding the level of customer orders in this market during the term of the E-rate program.

Our sales cycles can be long and unpredictable, particularly to service providers, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our potential end customers and channel partners about the applications and benefits of our products and services, including the technical capabilities of our products. Service providers typically require long sales cycles, which generally range between one and three years, but can be longer. Sales to large service providers usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and contract negotiation and finally followed by installation, testing and deployment. In contrast, our sales cycles are typically less than ninety days for small and medium enterprises and longer for large enterprises. For services providers, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. For all our sales efforts, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the market may lead prospective end customers to postpone their purchasing decisions pending resolution of Wi-Fi or other standards or adoption of technology by others. Even if an end customer makes a decision to purchase our products, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized. Our operating results may therefore vary significantly from quarter to quarter.

With respect to service providers, sales have been characterized by large and sporadic purchases, in addition to long sales cycles. Sales activity to service providers depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent to which service providers are affected by regulatory, economic and business conditions in their country of operations. The nature of this sales activity to service providers can result in further fluctuations in our operating results from period to period. Orders from service providers could decline for many reasons unrelated to the competitiveness of our products and services within their respective markets, such as advances in competing technologies. Our service provider end customers typically have long implementation cycles, require a broader range of services, and often require acceptance terms that can lead to a delay in revenue recognition. Some of our current or prospective service provider end customers have canceled or delayed and may in the future cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty and, consequently, our financial position, results of operations or cash flows may be adversely affected. Weakness in orders from service providers, including as a result of any slowdown in capital expenditures by service providers, which may be more prevalent during a global economic downturn or periods of economic uncertainty, could have a material adverse effect on our business, financial position, results of operations, cash flows and stock price.
The growth rate in recent periods of our revenue, net income and margin may not be indicative of our future performance.
You should not consider the growth rate in our revenue, net income or margin in recent periods as indicative of our future performance. We do not expect to achieve similar revenue, net income or margin growth rates in future periods. You should not rely on our revenue, net income or margin for any prior quarterly or annual periods as any indication of our future revenue, net income or margin, or their rate of growth. If we are unable to maintain consistent revenue, net income or margin, or growth of any of these financial measures, our stock price could be volatile.
Our large end customers, particularly service providers, have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in lower revenues and gross margins from such end customers. The loss of a single large end customer could adversely affect our business.
Many of our end customers are service providers or larger enterprises that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These end customers may require us to develop additional product features, may require penalties for non-performance of certain obligations, such as delivery, outages or response time, and may have multi-vendor strategies. The leverage held by these large end customers could result in lower revenues and gross margins. The loss of a single large end customer could materially harm our business and operating results.

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
Our major competitors include Cisco Systems and Hewlett Packard Enterprises. We expect competition to continue to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenues and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. Potential end customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
We expect increased competition from our current competitors, as well as other established and emerging companies, to the extent our markets continue to develop and expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. This increased competition and changing conditions could materially adversely affect our business, operating results and financial condition.

Industry consolidation may lead to stronger competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors have made acquisitions, or announced new strategic alliances, designed to position them with the ability to better compete as sole-source vendors for customers, such as the acquisition of Aruba Networks by Hewlett Packard Enterprise. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. The companies resulting from industry consolidation may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. We therefore believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. Continued industry consolidation may also adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as us and, consequently, customers’ willingness to purchase from such companies. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition. Furthermore, particularly in the service provider market, consolidation will lead to fewer customers, may delay purchasing decisions by existing customers, or may result in the loss of a major customer, with the effect that such consolidation could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
We compete in rapidly evolving markets and depend upon the development of new products and enhancements to our existing products. If we fail to predict and respond to emerging technological trends and our customers’ changing needs, we may not be able to remain competitive.
The Wi-Fi and wireless networking market is generally characterized by rapidly changing technology, changing end customer needs, evolving industry standards and frequent introductions of new products and services. To succeed, we must effectively anticipate, and adapt in a timely manner to, end customer requirements and continue to develop or acquire new products and features that meet market demands, technology trends and regulatory requirements. Likewise, if our competitors introduce new products and services that compete with ours, we may be required to reposition our product and service offerings or introduce new products and services in response to such competitive pressure. If we fail to develop new products or product enhancements, or our end customers or potential end customers do not perceive our products to have compelling technical advantages, our business could be adversely affected, particularly if our competitors are able to introduce solutions with such increased functionality earlier than we do. Developing our products is expensive, complex and involves uncertainties. Each phase in the development of our products presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of such product and could jeopardize end customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet our customers’ demand. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.
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

To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We are also increasing our reliance on third-party cloud computing services that offer storage capabilities, data processing and other services as we expand our service offerings. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner or effectively manage our reliance on third-party providers, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

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

We depend on cloud computing infrastructure operated by third-parties and any disruption in these operations could adversely affect our business.
For our service offerings, in particular our Wi-Fi-related cloud services, we rely on third-parties to provide cloud computing infrastructure that offers storage capabilities, data processing and other services. We currently operate our cloud-dependent services using Amazon Web Service (“AWS”) or Google Compute Engine (“GCE”). We cannot easily switch our AWS or GCE operations to another cloud provider. Any disruption of or interference with our use of these cloud services would impact our operations and our business could be adversely impacted.

Problems faced by our third-party cloud services, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our end customers. If AWS and GCE are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party cloud services or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our end customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits, subject us to potential liabilities, or result in contract terminations.

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
Once our products are deployed, our channel partners and end customers depend on our support organization to resolve any issues relating to our products. A high level of support is important for the successful marketing and sale of our products. In many cases, our channel partners provide support directly to our end customers. We do not have complete control over the level or quality of support provided by our channel partners. These channel partners may also provide support for other third-party products, which may potentially distract resources from support for our products. If we and our channel partners do not effectively assist our end customers in deploying our products, succeed in helping our end customers quickly resolve post-deployment issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In some cases, we guarantee a certain level of performance to our channel partners and end customers, which could prove to be resource-intensive and expensive for us to fulfill if unforeseen technical problems were to arise.
Many of our service provider and large enterprise end customers have more complex networks and require higher levels of support than our smaller end customers. We have recently expanded our support organization for service provider and large enterprise end customers, and continue to develop this organization. If we fail to build this organization quickly enough, or it fails to meet the requirements of our service provider or large enterprise end customers, it may be more difficult to execute on our strategy to increase our sales to large end customers. In addition, given the extent of our international operations, our support organization faces challenges, including those associated with delivering support, training and documentation in languages other than English. As a result of all of these factors, our failure to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.
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
Our products incorporate complex technology and must operate with cellular networks and a significant number and range of mobile devices using Wi-Fi, while supporting new and complex applications in a variety of environments that utilize different Wi-Fi communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end customers. These issues are most prevalent when new products are introduced into the market. Defects or errors have delayed and may in the future delay the introduction of our new products. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.
Additionally, defects and errors may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt end customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, our products and third-party security products may be unable to anticipate these techniques and provide a solution in time to protect our end customers’ networks. In addition, defects or errors in the mechanism by which we provide software updates for our products could result in an inability to update end customers’ hardware products and thereby leave our end customers vulnerable to attacks.
Real or perceived defects or errors in our products could result in claims by channel partners and end customers for losses that they sustain, including potentially losses resulting from security breaches of our end customers’ networks and/or downtime of those networks. If channel partners or end customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. Liability provisions in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and significant harm to our reputation. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
If our products do not interoperate with cellular networks and mobile devices, future sales of our products could be negatively affected.
Our products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and our reputation, potentially resulting in the loss of existing and potential end customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end customers may not purchase our products, which would harm our business, operating results and financial condition.
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
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies are uncertain or volatile, or if they deteriorate, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end customer financial difficulties, limited availability of credit and constrained capital spending have resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively impact our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.
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
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. A change in accounting principles or interpretations could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline.
If our assumptions or judgments relating to our critical accounting policies change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, valuation of inventory, goodwill and intangible assets, accounting for income taxes and stock-based compensation.
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
Our corporate headquarters are located in the San Francisco Bay Area, and many of our development centers and contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural disaster in this location could have a material adverse impact on our support operations. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ or manufacturers’ operations or the economy as a whole. We also rely on IT systems to operate our business and to communicate among our workforce and with third parties. For example, we use business management and communication software products provided by third parties, such as Microsoft Online, SAP and salesforce.com, and security flaws or outages in such products would adversely affect our operations. Any disruption to these systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers and also utilize third-party cloud services. This data includes intellectual property, proprietary business information and customer and user data, which may include personally identifiable information. Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information. Our solutions incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple communication industry standards. In addition, the amount of data we store for our users on our servers, including personal information, has been increasing.

The secure maintenance of sensitive information on our own networks and with our third-party cloud services, and the intrusion protection features of our solutions are both important to our operations and business strategy. We use data encryption and other security measures to protect our systems and data, and we include various security mechanisms in our products and services, but these security measures cannot provide absolute protection against breaches and attacks. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. Third parties may fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information, or otherwise illicitly obtain that type of information, which may in turn be used to access our IT systems and the data located there.

Companies are facing a wide variety of attacks from computer “hackers” who develop and deploy destructive software programs, such as viruses and worms, to attack networks. We are likely to face similar threats that target both our internal systems, our solutions and third-party cloud services, which, in turn, may threaten our customers' networks and data. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, it is virtually impossible for us to entirely eliminate this risk despite deploying security measures.

Any destructive or intrusive breach of our internal systems or third-party cloud services could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions. If any of these types of security breaches were to occur, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and we could be exposed to a risk of loss or litigation and possible liability. In addition, incidents involving unauthorized access to or improper use of user information could cause government authorities to initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we continue to expand the number of cloud-based solutions we offer.

If an actual or perceived breach of security occurs in our network or cloud-based offerings, or in the network of a customer using our solutions, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed and could impact our business, operating results and financial condition. Such breach or perceived breach could result in claims by channel partners and end customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end customers' networks and/or downtime of those networks. If channel partners or end customers make these types of claims, we may expend significant additional resources in order to help correct the problem. The economic costs to us to eliminate or alleviate security vulnerabilities or breaches could be significant and may be difficult to anticipate or measure because the damage or resources may differ based on attacker, method of attack, network or solution that is or may be attacked.

Because of the nature of information that may pass through or be stored on our solutions or networks, we and our end customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, several U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The U.S. Department of Commerce and European Commission agreed to an updated framework to regulate transatlantic data flows, referred to as the EU-US Privacy Shield, in February 2016. The new Privacy Shield will provide stronger obligations on companies in the U.S. to protect the personal data of Europeans and stronger monitoring and enforcement by U.S. agencies. However, final decisions and rules to implement the Privacy Shield are not yet in place and there continues to be uncertainty regarding if and when such implementation would occur and the regulation of transatlantic data flows before such implementation. For example, the European Commission may continue its consideration, and potentially adopt data protection regulations that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance.

In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of offering our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. Our channel partners and end customers also may be subject to such laws and regulations in the use of our products and services.

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

Compliance with these existing and proposed laws and regulations can be costly, increase our operating costs and require significant management time and attention, and failure to comply can result in negative publicity and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. Channel partners and end customers may demand or request additional functionality in our products or services that they believe are necessary or appropriate to comply with such laws and regulations, which can cause us to incur significant additional costs and can delay or impede the development of new solutions. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us or our channel partners and end customers using our solutions will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations, private litigation by parties whose data were improperly disclosed, or claims from our channel partners and end customers for costs or damages they incur.

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
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End customer uncertainty regarding future policies may also affect demand for communications products, including our products. If existing laws or regulations regarding the use of our products or services are enforced in a manner not contemplated by our end customers, it could expose them or us to liability and could have a material adverse effect on our business, operating results and financial condition. Moreover, channel partners or end customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
We are evaluating and may adopt a corporate structure more closely aligned with the international nature of our business activities, which will require us to incur expenses but could fail to achieve the intended benefits.
We continue to consider reorganizing our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This proposed corporate structure may result in a reduction in our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This proposed corporate structure may also allow us to achieve financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the intended structure is not accepted by the applicable taxing authorities or changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the proposed structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the proposed structure and our future financial condition and results of operations may be negatively impacted.
Risks Related to Our International Operations
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenues from customers outside the United States and we are, therefore, subject to risks associated with having worldwide operations. For the years ended December 31, 2015, 2014 and 2013, 52%, 51% and 55% of our revenue, respectively, was attributable to our international customers. As of December 31, 2015, approximately 54% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. In addition, fluctuations in international economic environments, including recent Asian market instability and slowing growth rates, may adversely affect our results of operations, cash flows and stock price.
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
We expect to continue to sell our products to a broader end customer base, including certain geographic markets where we do not have significant current business. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. We may not be successful in developing and managing such channels, in further penetrating certain geographic regions, or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
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
A significant portion of our revenues are and will be from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets which we acquire.

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
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, or make sales into restricted jurisdictions, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or solutions or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products and solutions in international markets, prevent our end customers with international operations from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential end customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations.
Furthermore, we incorporate encryption technology into certain of our products and solutions. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our customers’ ability to implement our products and solutions in those countries. Encryption products and solutions and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products and solutions, when applicable, could harm our international sales and adversely affect our revenues. Compliance with applicable regulatory laws and regulations regarding the export of our products and solutions, including with respect to new releases of our solutions, may create delays in the introduction of our products and solutions in international markets, prevent our end customers with international operations from deploying our products and solutions throughout their globally-distributed systems or, in some cases, prevent the export of our products and solutions to some countries altogether. U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our products and solutions from being shipped or provided to U.S. sanctions targets, our products and solutions could be shipped to those targets or provided by third-parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential end customers, which would likely adversely affect our business and our financial condition.
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
We are generally obligated to indemnify our channel partners and end customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products and services, which could force us to incur substantial costs.
We have agreed, and expect to continue to agree, to indemnify our channel partners and end customers for certain intellectual property infringement claims regarding our products and services. As a result, in the case of infringement claims against these channel partners and end customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Some of our channel partners and end customers have sought, and we expect that certain of our channel partners and end customers in the future may seek, indemnification from us in connection with infringement claims brought against them. In addition, some of our channel partners and end customers have tendered to us the defense of claims brought against them for infringement. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims. If a channel partner or end customer elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $8.65 and as high as $26.50 through December 31, 2015. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of December 31, 2015, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 11.8% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As part of our business strategy, we may continue to make investments in complementary companies, products or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete significant acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES
Our headquarters currently occupy approximately 95,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2022. We also maintain one additional facility in Sunnyvale, California totaling approximately 12,000 square feet used for marketing purposes and for research and development testing. Our main international offices are in Taiwan, India, China, Singapore, the

United Kingdom and Hong Kong. We believe that these facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Holders of Record
As of December 31, 2015 there were approximately 200 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

Year Ended December 31, 2014	High	Low
First Quarter	$15.55	$11.17
Second Quarter	$12.48	$8.65
Third Quarter	$15.21	$10.30
Fourth Quarter	$14.05	$10.82
Year Ended December 31, 2015
First Quarter	$13.10	$9.11
Second Quarter	$13.24	$10.07
Third Quarter	$12.58	$9.62
Fourth Quarter	$13.50	$10.11
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of Ruckus Wireless, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This graph compares, for the period ended December 31, 2015, the cumulative total return on our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes $100 was invested on November 16, 2012, in the common stock of Ruckus Wireless, Inc., the NYSE Composite Index and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	11/16/2012	12/31/2012	12/31/2013	12/31/14	12/31/2015
Ruckus Wireless, Inc.	$100.00	$150.20	$94.67	$80.13	$71.40
NYSE Comp	$100.00	$106.45	$131.13	$136.66	$127.89
NYSE Arca Tech 100	$100.00	$107.25	$143.98	$164.45	$161.30

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited financial statements not included in this report.
Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Product	$343,659	$303,446	$245,935	$201,913	$114,684
Service	29,717	23,473	17,132	12,740	5,339
Total revenue	373,376	326,919	263,067	214,653	120,023
Cost of revenue:
Product	105,314	90,651	78,344	70,478	44,705
Service	14,741	12,454	9,844	5,306	2,502
Total cost of revenue	120,055	103,105	88,188	75,784	47,207
Gross profit	253,321	223,814	174,879	138,869	72,816
Operating expenses:
Research and development	94,234	77,164	61,783	43,821	24,892
Sales and marketing	109,864	98,634	79,185	56,209	32,659
General and administrative	41,799	33,622	33,752	20,237	8,524
Total operating expenses	245,897	209,420	174,720	120,267	66,075
Operating income	7,424	14,394	159	18,602	6,741
Interest income (expense)	701	199	187	(472)	(1,025)
Other expense, net	(524)	(463)	(456)	(3,664)	(1,215)
Income (loss) before income taxes	7,601	14,130	(110)	14,466	4,501
Income tax expense (benefit)	2,911	5,940	(1,899)	(17,238)	315
Net income	$4,690	$8,190	$1,789	$31,704	$4,186
Net income attributable to common stockholders	$4,690	$8,190	$1,789	$9,036	$379
Net income per share attributable to common stockholders:
Basic	$0.05	$0.10	$0.02	$0.36	$0.02
Diluted	$0.05	$0.09	$0.02	$0.24	$0.02
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	87,418	82,908	76,744	24,847	15,584
Diluted	95,851	93,668	93,361	37,775	23,269

Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$1,097	$1,092	$818	$243	$148
Research and development	9,759	9,099	6,738	2,409	1,055
Sales and marketing	7,252	7,180	4,922	1,787	471
General and administrative	10,685	9,223	6,637	4,012	594
Total stock-based compensation expense	$28,793	$26,594	$19,115	$8,451	$2,268

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$69,687	$56,083	$91,282	$133,386	$11,200
Short-term investments	160,791	142,706	60,878	—	—
Working capital (deficit)	252,943	213,576	160,435	141,093	(2,927)
Total assets	418,821	353,994	283,222	243,839	65,690
Deferred revenue, current and non-current	51,126	49,785	40,237	40,486	17,181
Redeemable convertible preferred stock(1)	—	—	—	—	51,257
Total stockholders’ equity (deficit)(1)	$311,533	$259,649	$203,849	$170,211	$(44,743)

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
Overview
Ruckus Wireless, Inc. (“Ruckus” or “we” or “the Company”) is a global supplier of advanced Wi-Fi solutions. Our solutions, which we call Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. We market and sell our products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Our Smart Wi-Fi solutions offer features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Our products include high capacity controllers, indoor and outdoor access points, wireless bridges, controller software platforms, software management solutions including reporting and analytics and unique Wi-Fi-related cloud services, such as location-based positioning, and certificate-based security and on-boarding of Wi-Fi devices. These hardware and software products and services incorporate various elements of our proprietary technologies, including Smart Radio, SmartCast, SmartMesh and Smart Scaling, to enable high performance in a variety of challenging operating environments.
We sell our products to a broad range of service providers and enterprise end customers globally. Our products have been sold to over 65,300 end customers worldwide, including over 260 service providers. We generally sell to service providers and enterprises through a worldwide network of channel partners and systems integrators. Our enterprise end customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports and major outdoor public areas. Our service provider end customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers.
We sell our products globally through direct and indirect channels. We target both enterprises and service providers that require Wi-Fi solutions through our global force of sales personnel and systems engineers. They work with a vast network of value-added resellers and distributors, which we collectively refer to as channel partners, to reach and service our end customers. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. Our sales personnel and systems engineers typically engage directly with selected large service providers and large enterprises whether or not product fulfillment involves our channel partners. In contrast, the majority of our enterprise sales are originated and completed by our channel partners with little or no direct engagement by us.

Each of our greater than 10% customers are third-party distributors. Our agreements with these distributors were made in the ordinary course of business and may be terminated with or without cause by either party with advance notice. Although we may experience a short-term disruption in the distribution of our products and a short-term decline in revenue if the agreement with any of these distributions was terminated, we believe that such termination would not have a material adverse effect on us and our subsidiaries, taken as a whole, because we have engaged or believe that we would be able to engage alternative distributors, resellers and other distribution channels to deliver our products to end customers within a quarter following the termination of any agreement with a distributor.

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
The consumerization of IT and the resulting proliferation of smart devices and mobility have led to a rise in the adoption and expansion of Wi-Fi infrastructure and services. Mission-critical applications are now more easily available on smart mobile phones and tablets. Within the enterprise and across many industry sectors, users are increasingly bringing their own devices into the workplace, expecting the same level of access, security and service that they receive on corporate-issued devices. This “bring your own device” (“BYOD”) phenomenon is contributing to the requirement for added wireless capacity to support more concurrently connected devices. This increased reliance on the wireless infrastructure elevates its importance within the overall IT framework as network intelligence and reliable connectivity become strategic to the business rather than merely means to convenient internet access. In addition, the introduction of new standards, such as 802.11ac wave 1 and wave 2, have caused organizations to consider a refresh of Wi-Fi technology as part of their IT strategies.
Recent trends in mobility, consumerization, industry regulation and vertical-specific use cases have led to sharp growth in Wi-Fi network deployments in a vast array of public-facing environments, such as hospitality, education, healthcare, retail and public venues, such as stadiums, convention centers, airports and major metropolitan areas. Moreover, the emergence of Hotspot 2.0 compliant networks allow users to seamlessly connect to and roam between different Wi-Fi networks in a far simpler fashion. Consequently, the spread of smart mobile devices combined with an increasing appetite for wireless capacity anytime and anywhere with more sophisticated and latency-sensitive applications, such as streaming video and voice, is driving the market for more reliable Wi-Fi infrastructure products and services.
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
With the rising popularity and pervasive use of Wi-Fi, small businesses are beginning to desire better Wi-Fi to support the multitude of new media-rich applications, devices, and clients using their Wi-Fi networks. Like large enterprises, small businesses can benefit from greater usage of IT solutions in their business processes as well as to support growing customer demand. According to data published by the United States Small Business Administration, the United States alone had approximately 5.0 million small businesses (those with 100 employees or less) in 2012. These smaller organizations have traditionally relied on consumer-grade WLAN solutions that are available at a lower cost than traditional enterprise-class systems. However, these consumer-grade solutions, also known as small-office/home-office (“SOHO”) solutions, generally lack the reliability, security and functionality that small businesses require to support their growing needs. Enterprise-class, controller-based systems (either on premises or in the cloud) that deliver better performance and business-class reliability are available, however, these systems have been designed for larger enterprises with IT support and are often too costly or complex for small businesses.
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

•	wireless Internet Service Providers (“ISPs”) deploying Wi-Fi hotspots in public areas;

•	service providers beginning to offer voice services (Wi-Fi calling) over unlicensed spectrum;

•	the development and deployment of Hotspot 2.0 technology as a means for achieving closer integration of Wi-Fi with broadband networks; and

•	the introduction and growth in Wave 1 and Wave 2 802.11ac-capable client devices, which will drive network upgrade expenditure.

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

Engage the public and public-facing enterprises - Municipalities, hotels, large public venues and service providers with a diverse base of subscribers are increasingly looking to mobile devices and applications as critical touch points to improve overall customer engagement and loyalty. Platforms and applications that leverage advanced network infrastructure capabilities (with context on user, device, application and location) will become attractive to these public-facing enterprises.

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

Scale network management and deployment options to meet the growing demands of large carrier and enterprise Wi-Fi networks - As service providers broaden Wi-Fi access service, rapid service innovation, improved operational efficiencies, greater flexibility and improved capital efficiencies become paramount. By providing options of in-network, cost-effective hardware and virtualized network WLAN functions through flexible software that runs on standard commercial services within a virtual machine, operators can streamline the delivery of customer-specific managed Wi-Fi services. Additionally, should they desire greater control and management of their wireless networks, carriers and large, distributed enterprises can use such systems to elegantly self-manage their growing networks.

Components of Our Results of Operations and Financial Condition
Revenue
We generate revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.
Our revenue is comprised of the following:

Product Revenue. The majority of our product revenue is generated from sales of our access points and controllers as well as corresponding controller licenses, which are sold in conjunction with one another. Our product revenue also includes revenue from the sale of stand-alone software products. We recognize revenue when all the revenue recognition criteria have been met. For hardware products, we generally recognize revenue following the sale of products to our distributors’ customers and at the time of shipment for all other customers. For software products, we generally recognize revenue when licenses are delivered to our customers.
Service Revenue. Service revenue is generated primarily from post-contract support, or PCS, including software updates on an “if and when available” basis, expedited replacement for defective access points and controllers, telephone and internet access to technical support personnel and hardware support. Our service revenue also includes software as a service, or SaaS, such as SPoT and Cloudpath. PCS and SaaS are typically sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period.
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
Cost of Service Revenue. Cost of service revenue primarily includes personnel costs, including stock-based compensation, costs associated with fulfilling support obligations, amortization of intangible assets, third-party cloud computing infrastructure costs and certain allocated costs for facilities and other expenses associated with service revenue.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average selling price of our products, manufacturing costs, the mix of products sold, the mix of revenue by region, the mix of revenue between products and services, the size of orders from customers, as well as inventory obsolescence. These factors will cause gross margin to fluctuate over time, but we believe gross margin has stabilized and expect it to remain stable in the near term, as margin benefits derived from further economies of scale from manufacturing and operations are expected to be less significant.
Operating Expenses
Research and Development. Research and development expenses consist primarily of personnel costs, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototype-related expenses, product certification, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We believe that continued investment in research and development of our products is important to attaining our strategic objectives. We expect research and development expenses to increase in absolute dollars in the near term from planned investments in future products and services but decline as a percentage of total revenue in the long term.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, commission costs and stock-based compensation for employees and contractors engaged in sales and marketing activities. Commission costs are calculated on sale and expensed in the same period. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and certain facilities and benefits costs allocated based on headcount. We expect sales and marketing expenses to increase in absolute dollars, as we increase the size of our sales and marketing organizations to support continuing growth, but we expect sales and marketing expenses to remain consistent as a percentage of total revenue in the near term.
General and Administrative. General and administrative expenses consist primarily of personnel costs, including stock-based compensation for our executive, finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal, audit and accounting services, depreciation and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will fluctuate in the near term in absolute dollars and as a percentage of total revenue, as we continue to incur expenses associated with being a publicly traded company and incur legal fees associated with patent litigation matters, which may vary over time depending on patent activities.

Interest Income
Interest income consists of interest from our cash, cash equivalents and short-term investments and accretion of the discount or amortization of the premium related to our short-term investments.

Other Expense, net
Other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of December 31, 2015 and December 31, 2014, no valuation allowance has been provided against the Company’s deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	92.0%	92.8%	93.5%
Service	8.0	7.2	6.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	28.2	27.7	29.8
Service	4.0	3.8	3.7
Total cost of revenue	32.2	31.5	33.5
Gross profit	67.8	68.5	66.5
Operating expenses:
Research and development	25.2	23.6	23.5
Sales and marketing	29.4	30.2	30.1
General and administrative	11.2	10.3	12.8
Total operating expenses	65.8	64.1	66.4
Operating income	2.0	4.4	0.1
Interest income	0.2	—	0.1
Other expense, net	(0.1)	(0.1)	(0.2)
Income (loss) before income taxes	2.1	4.3	—
Income tax expense (benefit)	0.8	1.8	(0.7)
Net income	1.3%	2.5%	0.7%

Revenues

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue:
Product	$343,659	$303,446	$245,935	$40,213	13.3%	$57,511	23.4%
Service	29,717	23,473	17,132	6,244	26.6%	6,341	37.0%
Total revenue	$373,376	$326,919	$263,067	$46,457	14.2%	$63,852	24.3%

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Revenue by geographic region:
Americas	$195,020	$169,218	$130,937	$25,802	15.2%	$38,281	29.2%
EMEA	97,456	84,066	72,013	13,390	15.9%	12,053	16.7%
APAC	80,900	73,635	60,117	7,265	9.9%	13,518	22.5%
Total revenue	$373,376	$326,919	$263,067	$46,457	14.2%	$63,852	24.3%
2015 compared to 2014
Product revenue increased by $40.2 million, or 13.3%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end customers exceeding 65,300 at December 31, 2015, as compared to 48,000 at December 31, 2014.
Service revenue increased by $6.2 million, or 26.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily related to the increase in PCS sales in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
Revenue from Americas, EMEA and APAC increased during the year ended December 31, 2015. However, the year-over-year growth rate in the Americas slowed, primarily due to delays in U.S. education spending in the first half of the year, prior to the release of E-Rate funding, and in APAC primarily due to elongated purchase cycles resulting from the stronger U.S. Dollar against APAC currencies in the second half of the year.
2014 compared to 2013
Product revenue increased by $57.5 million, or 23.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end customers exceeding 48,000 at December 31, 2014, as compared to 33,000 at December 31, 2013.
Service revenue increased by $6.3 million, or 37.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily related to PCS sales in connection with the increased sales of our products and PCS renewals from our existing customers. Service revenue is recognized over the contractual service period.
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

Cost of Revenues and Gross Margin

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Cost of revenue
Product	$105,314	$90,651	$78,344	$14,663	16.2%	$12,307	15.7%
Service	14,741	12,454	9,844	2,287	18.4%	2,610	26.5%
Total cost of revenue	$120,055	$103,105	$88,188	$16,950	16.4%	$14,917	16.9%

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014			2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Margin	Dollars	Percent	Margin
	(dollars in thousands)
Gross profit
Product	$238,345	$212,795	$167,591	$25,550	12.0%		$45,204	27.0%
Service	14,976	11,019	7,288	3,957	35.9%		3,731	51.2%
Total gross profit	$253,321	$223,814	$174,879	$29,507	13.2%		$48,935	28.0%
Product gross margin	69.4%	70.1%	68.1%			(0.7)			2.0
Service gross margin	50.4%	46.9%	42.5%			3.5			4.4
Total gross margin	67.8%	68.5%	66.5%			(0.7)			2.0
2015 compared to 2014
Total gross margin for the year ended December 31, 2015 compared to the year ended December 31, 2014 decreased 0.7 percentage point.
For the year ended December 31, 2015, product gross margin decreased by 0.7 percentage point, compared to the year ended December 31, 2014. The decrease in product gross margin was primarily due to a 0.5 percentage point increase in product costs mainly associated with our newer generation 802.11ac products and a 0.2 percentage point increase in inventory write-downs related to our older generation 802.11n products.
For the year ended December 31, 2015, service gross margin increased by 3.5 percentage points, compared to the year ended December 31, 2014. The increase was the result of 26.6% growth in service revenue offset, in part, by an increase in service costs of 18.4%, arising from the expansion of our service operations to manage growth. We expect service costs to increase in the future at a slower rate due to economies of scale.
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
For the year ended December 31, 2014, service gross margin increased by 4.4 percentage points, compared to the year ended December 31, 2013. The increase was the result of 37.0% growth in service revenue offset, in part, by an increase in service costs of 26.5%, arising from the expansion of our service operations to manage growth.

Research and Development

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Research and development	$94,234	$77,164	$61,783	$17,070	22.1%	$15,381	24.9%
% of revenue	25.2%	23.6%	23.5%
2015 compared to 2014
The $17.1 million increase in research and development expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an increase in personnel and related costs of $7.7 million, which primarily included an increase in salary expense of $4.8 million, bonuses of $1.7 million, stock-based compensation of $0.7 million and employee benefits of $0.6 million. We incurred higher consulting and contractor costs of $5.1 million primarily related to outsourced development work, post-acquisition expenses of $1.2 million and workforce reorganization costs of $1.1 million. We also incurred increased depreciation expense of $1.0 million and increased allocated overhead and facilities of $1.0 million due to growth in headcount.
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
Sales and Marketing

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Sales and marketing	$109,864	$98,634	$79,185	$11,230	11.4%	$19,449	24.6%
% of revenue	29.4%	30.2%	30.1%
2015 compared to 2014
The increase of $11.2 million in sales and marketing expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers, channel partners and large end customers. Personnel and related costs increased $7.8 million, which primarily included increases in salary expense of $4.2 million and bonus and commission expenses of $3.5 million. Sales and marketing program expenses increased by $1.4 million, primarily due to digital marketing expenses. In addition, travel expenses increased $0.4 million and allocated overhead and facilities increased $0.4 million, due to growth in headcount. We also incurred higher consulting and contractor costs of $0.5 million, primarily related to training and business development activities.
2014 compared to 2013
The increase of $19.4 million in sales and marketing expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers and channel partners. Personnel and related costs increased $16.6 million, which included increases in salary expense of $7.5 million, bonus and commission expenses of $4.7 million, stock-based compensation of $2.3 million and payroll taxes of $2.1 million. Sales and marketing program expenses increased by $1.5 million, primarily due to trade shows and lead generation expenses. In addition, travel expenses increased $1.2 million and allocated overhead increased $1.1 million due to growth in headcount. These increases were offset by a decrease of $0.5 million in consumed supplies and materials.

General and Administrative

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
General and administrative	$41,799	$33,622	$33,752	$8,177	24.3%	$(130)	(0.4)%
% of revenue	11.2%	10.3%	12.8%
2015 compared to 2014
The $8.2 million increase in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an increase in personnel and related costs of $4.9 million, which included increases in salary expense of $2.0 million, stock-based compensation of $1.5 million, employee benefits of $0.8 million and bonuses of $0.6 million, an increase in net patent litigation settlements of $2.3 million and an increase of $0.7 million in legal fees associated with patent litigation.
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
Interest Income

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Interest income	$701	$199	$187	$502	252.3%	$12	6.4%
For the years ended December 31, 2015, 2014 and 2013, interest income consists of interest earned from our cash, cash equivalents and short-term investments. The $0.5 million increase in interest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to increased short-term investments.
Other Expense, net

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Other expense, net	$524	$463	$456	$61	13.2%	$7	1.5%

For the years ended December 31, 2015, 2014 and 2013, other expense, net consists primarily of losses from fluctuations in foreign currency exchange rates.

Income Tax Expense (Benefit)

	Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
	Amount	Amount	Amount	Dollars	Percent	Dollars	Percent
	(dollars in thousands)
Income tax expense (benefit)	$2,911	$5,940	$(1,899)	$(3,029)		$7,839
Income tax expense was $2.9 million for the year ended December 31, 2015. The effective tax rate exceeded the statutory rate for the period primarily due to non-deductible stock-based compensation expense, state and foreign taxes and other non-deductible expenses, offset by federal and state research and development credits.

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

Selected Quarterly Financial Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2015. In management's opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Revenue:
Product	$75,297	$85,040	$91,426	$91,896
Service	6,781	7,190	7,526	8,220
Total revenue	82,078	92,230	98,952	100,116
Cost of revenue:
Product	23,231	26,720	27,491	27,872
Service	3,542	3,683	3,558	3,958
Total cost of revenue	26,773	30,403	31,049	31,830
Gross profit	55,305	61,827	67,903	68,286
Operating expenses:
Research and development	21,296	22,843	24,244	25,851
Sales and marketing	26,078	27,696	27,433	28,657
General and administrative	9,434	9,921	12,212	10,232
Total operating expenses	56,808	60,460	63,889	64,740
Operating income (loss)	(1,503)	1,367	4,014	3,546
Interest income	141	156	181	223
Other expense, net	(78)	(94)	(172)	(180)
Income (loss) before income taxes	(1,440)	1,429	4,023	3,589
Income tax expense (benefit)	(867)	670	2,339	769
Net income (loss)	$(573)	$759	$1,684	$2,820
Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.02	$0.03
Diluted	$(0.01)	$0.01	$0.02	$0.03
Weighted average shares used in computing net income (loss) per share:
Basic	85,637	87,017	88,002	88,974
Diluted	85,637	95,465	95,886	96,878

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Revenue:
Product	$70,075	$75,352	$78,810	$79,209
Service	4,977	5,648	6,191	6,657
Total revenue	75,052	81,000	85,001	85,866
Cost of revenue:
Product	21,496	22,209	23,193	23,753
Service	2,759	2,932	3,379	3,384
Total cost of revenue	24,255	25,141	26,572	27,137
Gross profit	50,797	55,859	58,429	58,729
Operating expenses:
Research and development	18,139	18,954	19,614	20,457
Sales and marketing	23,270	24,412	24,720	26,232
General and administrative	8,437	8,358	8,017	8,810
Total operating expenses	49,846	51,724	52,351	55,499
Operating income	951	4,135	6,078	3,230
Interest income	46	46	41	66
Other expense, net	(26)	(84)	(200)	(153)
Income before income taxes	971	4,097	5,919	3,143
Income tax expense	698	2,658	2,365	219
Net income	$273	$1,439	$3,554	$2,924
Net income per share:
Basic	$0.00	$0.02	$0.04	$0.03
Diluted	$0.00	$0.02	$0.04	$0.03
Weighted average shares used in computing net income per share:
Basic	81,277	82,315	83,388	84,611
Diluted	93,311	92,358	94,142	94,316

Liquidity and Capital Resources

	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$69,687	$56,083
Short-term investments	160,791	142,706
Total cash, cash equivalents and short-term investments	$230,478	$198,789

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$35,864	$36,726	$28,568
Net cash used in investing activities	(40,725)	(93,036)	(82,948)
Net cash provided by financing activities	18,465	21,111	12,276
Net increase (decrease) in cash and cash equivalents	$13,604	$(35,199)	$(42,104)
We had cash, cash equivalents and short-term investments of $230.5 million at December 31, 2015. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities, U.S. government agency securities and U.S. treasury bills. As of December 31, 2015, $2.6 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We plan to continue to invest in long-term growth and we anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash, cash equivalents, short-term investments and cash provided by operations will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
Operating Activities
We generated $35.9 million of cash from operating activities during the year ended December 31, 2015 resulting from our net income of $4.7 million, adjusted for non-cash net charges of $37.9 million and offset by changes in our net operating assets and liabilities of $6.7 million. The non-cash net charges consisted mainly of stock-based compensation of $28.8 million, depreciation and amortization of $11.6 million, accretion of discount or amortization of premium on short-term investments of $2.4 million and deferred income taxes of $1.1 million, offset by excess tax benefit from employee stock incentive plans of $6.2 million. Changes in our operating assets and liabilities were primarily due to the increase in our accounts receivable, net of $11.0 million and inventory of $5.5 million due to timing of shipments. These changes were offset by increased deferred revenue of $0.8 million, primarily related to PCS renewals, increased accounts payable and accrued liabilities of $7.7 million due to timing of payments and increased accrued compensation of $1.2 million primarily due to increased headcount.
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

Investing Activities
Our primary investing activities consist of purchases, maturities, and sales of short-term investments, purchases of property, equipment and internal use software and payments for acquisitions. Purchases of property, equipment and internal use software may vary from period to period due to the timing of the expansion of our operations.
Cash used in investing activities during the year ended December 31, 2015 was $40.7 million, as a result of $153.6 million related to the purchase of investments, $12.8 million related to purchase of property, equipment and internal use software and $7.2 million related to Cloudpath acquisition, net of cash acquired, offset by $133.1 million in proceeds from the sale and maturity of short-term investments.
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
Cash generated from financing activities during the year ended December 31, 2015 was $18.5 million, of which $7.9 million related to the exercise of stock options, $4.4 million related to proceeds from the employee stock purchase plan, or ESPP, and $6.2 million related to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the year ended December 31, 2014 was $21.1 million, of which $7.6 million related to the exercise of stock options, $4.3 million related to proceeds from the ESPP, and $9.2 million related to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the year ended December 31, 2013 was $12.3 million, of which $7.2 million was from the exercise of stock options, $3.9 million was proceeds from the ESPP and $2.0 million was due to excess tax benefit from employee stock incentive plans, partially offset by $0.8 million in offering costs from our IPO.

Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at December 31, 2015, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$22,895	$4,942	$7,894	$5,066	$4,993
Purchase commitments (1)	10,286	9,734	552	—	—
Total	$33,181	$14,676	$8,446	$5,066	$4,993

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We believe that the assumptions and estimates associated with revenue recognition, valuation of inventory, goodwill and intangible assets, accounting for income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.
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
Certain of our arrangements are multiple-element arrangements and may include hardware, PCS, stand-alone software and SaaS. All of our products and services qualify as separate units of accounting. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services.
To determine the estimated selling price in multiple-element arrangements, we first look to establish vendor specific objective evidence (“VSOE”) of the selling price using the prices charged for a deliverable when sold separately. If VSOE of the selling price cannot be established for a deliverable, we look to establish third-party evidence (“TPE”) of the selling price by evaluating the pricing of similar and interchangeable competitor products or services in stand-alone arrangements. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we have been unable to obtain comparable pricing information with respect to our competitors’ products. Therefore, we have not been able to obtain reliable evidence of TPE of the selling price. If neither VSOE nor TPE of the selling price can be established for a deliverable, we establish best estimate selling price (“BESP”) by reviewing historical transaction information and considering several other internal factors, including discounting and margin objectives.
We regularly review estimated selling price of the product offerings and maintain internal controls over the establishment and updates of these estimates. We currently do not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
Product Revenue. Our product revenue consists of revenue from sales of our hardware and stand-alone software licenses and is net of allowances for estimated sales returns, product rebates, stock rotations and other programs based on historical experience.
Our hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of our products. Therefore, our hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. We generate revenue through a direct sales force and indirect relationships with our channel partners. For sales to direct end customers and certain channel partners, we recognize product revenue at the time of the title transfer, assuming all other revenue recognition criteria are met. Certain of our distributors that stock our products are granted significant rebates for sales of our products. Therefore, the arrangement fee for this group of distributors is not fixed and determinable when products are shipped to these distributors and revenue is deferred until our products are shipped to the distributors’ customer.
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
Service Revenue. Our service revenue consists of revenue from PCS and SaaS. PCS includes software updates on an “if and when available” basis, expedited replacement for defective access points and controllers, telephone and internet access to technical support personnel and hardware support. PCS and SaaS typically are sold in one, three or five year terms and we recognize service revenue ratably over the contractual service period.
Sales Tax and Shipping. Revenue is reported net of sales taxes. Shipping charges billed to channel partners are included in revenue and related costs are included in cost of revenue. To date, shipping charges have not been significant.
Inventories
Inventories are carried at the lower of cost or market, on a first-in, first-out basis. We evaluate inventory for excess and obsolete products based on management’s assessment of future demand, market conditions and technical obsolescence. We subcontract manufacturing of substantially all of our products. At December 31, 2015 and 2014, inventories were predominately comprised of finished goods.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our reporting unit is less than our carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than our carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit is less than our carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit and no impairment has been recognized related to the goodwill balance as of December 31, 2015 and 2014.
Intangible Assets
Intangible assets consist primarily of purchased technology and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which ranges from four to five years.
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant underperformance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Determination of recoverability of intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value. We did not record any impairment charges in the periods presented.
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods and prudent and feasible tax planning strategies. In the event we were to determine that not all or part of our net deferred tax assets are not more likely than not to be realized in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted if the valuation allowance related to deferred tax assets acquired in a business combination and the adjustment is within the measurement period. If we later determine that it is more likely than not that the deferred tax assets would be realized, we would reverse the previously provided valuation allowance as an adjustment to earnings at such time.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. We record uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line in the accompanying consolidated statements of operations.
Stock-Based Compensation
Our stock-based payment awards include stock options, restricted stock units, performance awards and stock purchase rights under our ESPP.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the award.
The fair value of stock-based payment awards at the grant date represents management’s best estimate, but the estimate involves inherent uncertainties and the application of management’s judgment. We use the Black-Scholes option pricing model to determine the fair value of stock options and stock purchase rights under our ESPP.
The determination of the grant date fair value of options using the Black-Scholes option pricing model is affected by the following assumptions.

•
Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The simplified method is used due to the lack of a sufficient amount of historical exercise data. The expected term for the ESPP is based on the duration of the purchase period, typically six to twelve months.

•
Volatility.  Given the limited trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking a combination of our historical common stock price volatility and an average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within our industry and are similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our common stock or these industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process until a sufficient amount of historical information regarding the volatility of our own common stock share price over a period equivalent to the expected term of the stock option grants becomes available, or until circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with remaining terms similar to the expected term of the stock option grants.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
In addition to assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
We will continue to use judgment and estimates in evaluating the assumptions related to our stock based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future stock based compensation expense.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $230.5 million and $198.8 million as of December 31, 2015 and 2014, respectively. The amounts are invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At December 31, 2015, the weighted-average duration of our investment portfolio was less than one year.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and short-term investments of approximately $1.2 million as of December 31, 2015. If overall interest rates had fallen by 10% during the year ended December 31, 2015, our interest income on cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels. Such losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Risk
As of December 31, 2015, foreign currency cash accounts totaled $2.6 million, primarily in the Euro, British Pounds, Chinese Yuan, Taiwan Dollar, Singapore Dollar and Indian Rupee.
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, British Pound, Taiwan Dollar and Indian Rupee. Fluctuation in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Ruckus Wireless, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ruckus Wireless, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ruckus Wireless, Inc.
Sunnyvale, California
We have audited the internal control over financial reporting of Ruckus Wireless, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
February 23, 2016

RUCKUS WIRELESS, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$69,687	$56,083
Short-term investments	160,791	142,706
Accounts receivable, net of allowance for doubtful accounts of $800 as of December 31, 2015 and 2014	70,649	59,553
Inventories	26,591	21,064
Deferred costs	3,669	4,414
Deferred tax assets	—	6,205
Restricted cash	5,000	—
Prepaid expenses and other current assets	6,168	5,367
Total current assets	342,555	295,392
Property and equipment, net	19,411	13,636
Goodwill	16,390	9,945
Intangible assets, net	8,625	7,351
Non-current deferred tax asset	30,217	21,166
Restricted cash	—	5,000
Other assets	1,623	1,504
Total assets	$418,821	$353,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,360	$23,538
Accrued liabilities	7,748	5,282
Accrued compensation	14,902	13,765
Deferred revenue	36,602	39,231
Total current liabilities	89,612	81,816
Non-current deferred revenue	14,524	10,554
Non-current deferred tax liabilities	111	596
Other non-current liabilities	3,041	1,379
Total liabilities	107,288	94,345
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of December 31, 2015 and 2014; 89,345 and 85,110 shares issued and outstanding at December 31, 2015 and 2014, respectively	89	85
Additional paid-in capital	320,561	273,276
Accumulated other comprehensive loss	(192)	(97)
Accumulated deficit	(8,925)	(13,615)
Total stockholders’ equity	311,533	259,649
Total liabilities and stockholders’ equity	$418,821	$353,994
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	$343,659	$303,446	$245,935
Service	29,717	23,473	17,132
Total revenue	373,376	326,919	263,067
Cost of revenue:
Product	105,314	90,651	78,344
Service	14,741	12,454	9,844
Total cost of revenue	120,055	103,105	88,188
Gross profit	253,321	223,814	174,879
Operating expenses:
Research and development	94,234	77,164	61,783
Sales and marketing	109,864	98,634	79,185
General and administrative	41,799	33,622	33,752
Total operating expenses	245,897	209,420	174,720
Operating income	7,424	14,394	159
Interest income	701	199	187
Other expense, net	(524)	(463)	(456)
Income (loss) before income taxes	7,601	14,130	(110)
Income tax expense (benefit)	2,911	5,940	(1,899)
Net income	$4,690	$8,190	$1,789
Net income per share:
Basic	$0.05	$0.10	$0.02
Diluted	$0.05	$0.09	$0.02
Weighted average shares used in computing net income per share:
Basic	87,418	82,908	76,744
Diluted	95,851	93,668	93,361
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$4,690	$8,190	$1,789
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments	(95)	(95)	(2)
Comprehensive income	$4,595	$8,095	$1,787
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2012	74,166	$74	$193,731	$—	$(23,594)	$170,211
Stock-based compensation expense	—	—	18,701	—	—	18,701
Issuance of common stock upon exercise of common stock options	5,903	6	7,230	—	—	7,236
Vesting of early exercised common stock options	—	—	35	—	—	35
Repurchase of unvested early exercised common stock options	(1)	—	—	—	—	—
Cashless exercise of common stock warrant	278	—	—	—	—	—
Shares issued under employee stock purchase plan	345	1	3,859	—	—	3,860
Excess tax benefit from employee stock incentive plans	—	—	2,019	—	—	2,019
Other comprehensive loss	—	—	—	(2)	—	(2)
Net income	—	—	—	—	1,789	1,789
Balances at December 31, 2013	80,691	$81	$225,575	$(2)	$(21,805)	$203,849
Stock-based compensation expense	—	—	26,594	—	—	26,594
Issuance of common stock upon exercise of common stock options	3,618	4	7,628	—	—	7,632
Issuance of common stock upon vesting of restricted stock units	319	—	—	—	—	—
Shares issued under employee stock purchase plan	482	—	4,296	—	—	4,296
Excess tax benefit from employee stock incentive plans	—	—	9,183	—	—	9,183
Other comprehensive loss	—	—	—	(95)	—	(95)
Net income	—	—	—	—	8,190	8,190
Balances at December 31, 2014	85,110	$85	$273,276	$(97)	$(13,615)	$259,649
Stock-based compensation expense	—	—	28,824	—	—	28,824
Issuance of common stock upon exercise of common stock options	2,888	3	7,878	—	—	7,881
Issuance of common stock upon vesting of restricted stock units	874	1	(1)	—	—	—
Shares issued under employee stock purchase plan	473	—	4,414	—	—	4,414
Excess tax benefit from employee stock incentive plans	—	—	6,170	—	—	6,170
Other comprehensive loss	—	—	—	(95)	—	(95)
Net income	—	—	—	—	4,690	4,690
Balances at December 31, 2015	89,345	$89	$320,561	$(192)	$(8,925)	$311,533
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$4,690	$8,190	$1,789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,550	9,616	6,591
Stock-based compensation	28,793	26,594	18,701
Amortization of investment premiums, net of accretion of purchase discounts	2,376	1,278	1,071
Deferred income taxes	1,075	4,644	(2,909)
Excess tax benefit from employee stock incentive plans	(6,170)	(9,183)	(2,019)
Other	294	400	1,086
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Accounts receivable	(10,959)	(15,315)	(4,253)
Inventories	(5,527)	(4,316)	2,293
Deferred costs	745	(207)	981
Prepaid expenses and other current assets	(866)	62	(2,459)
Other assets	86	(286)	134
Accounts payable	5,187	4,426	2,792
Accrued compensation	1,203	2,006	2,304
Accrued liabilities	2,556	(731)	2,715
Deferred revenue	831	9,548	(249)
Net cash provided by operating activities	35,864	36,726	28,568
Cash flows from investing activities
Purchase of investments	(153,556)	(174,710)	(83,442)
Proceeds from the maturity of investments	128,014	88,237	8,324
Proceeds from the sale of investments	5,048	3,012	13,128
Cash used in acquisition, net of cash acquired	(7,218)	—	(7,882)
Purchase of property, equipment and internal use software	(12,814)	(9,479)	(7,776)
Increase in facility lease deposits	(199)	(96)	(300)
Increase in restricted cash	—	—	(5,000)
Net cash used in investing activities	(40,725)	(93,036)	(82,948)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,881	7,632	7,236
Proceeds from employee stock purchase plan	4,414	4,296	3,860
Excess tax benefit from employee stock incentive plans	6,170	9,183	2,019
Initial public offering costs	—	—	(839)
Net cash provided by financing activities	18,465	21,111	12,276
Net increase (decrease) in cash and cash equivalents	13,604	(35,199)	(42,104)
Cash and cash equivalents at beginning of year	56,083	91,282	133,386
Cash and cash equivalents at end of year	$69,687	$56,083	$91,282
See notes to consolidated financial statements.

RUCKUS WIRELESS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Income taxes paid	$1,612	$740	$915
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable	$2,652	$1,091	$1,111
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc. (“Ruckus”) is a global supplier of advanced Wi-Fi solutions. Ruckus' solutions, which are called Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Its Smart Wi-Fi solutions offer features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus' products include high capacity, controllers, indoor and outdoor access points, wireless bridges, controller software platforms, software management solutions including reporting and analytics and unique Wi-Fi-related cloud services, such as location-based positioning, and certificate-based security and on-boarding of Wi-Fi devices. These hardware and software products and services incorporate various elements of the Company's proprietary technologies, including Smart Radio, SmartCast, SmartMesh, and Smart Scaling, to enable high performance in a variety of challenging operating environments.
Principles of Consolidation—The consolidated financial statements include the accounts of Ruckus and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the determination of revenue recognition, valuation of inventory, goodwill and intangible assets, accounting for income taxes and stock-based compensation. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Concentrations of Credit Risk and Significant Customers—Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash equivalents and short-term investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe, and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined not to be collectible.
The percentages of revenue from individual customers totaling greater than 10% of total consolidated Company revenue were as follows:

	Years Ended December 31,
	2015	2014	2013
Distributor A	14.4%	14.8%	15.2%
Distributor B	12.3%	12.5%	12.4%
Distributor C	*	10.9%	*
* Less than 10%
Each of the Company’s greater than 10% customers are third-party distributors, and in 2015, 2014 and 2013, no single value added reseller or end customer accounted for more than 10% of the Company's total consolidated revenue.
The percentage of receivables from individual customers totaling greater than 10% of total consolidated Company accounts receivable, net, were as follows:

	December 31,
	2015	2014
Distributor C	20.3%	12.5%
Cash and Cash Equivalents—The Company considers all highly liquid financial instruments with original maturities of 90 days or less from date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash equivalents included interest-bearing bank accounts, money market funds and corporate debt securities.

Restricted Cash—As of December 31, 2015, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). In the second quarter of 2016, the escrow will expire, but the indemnification agreement will continue. Refer to “Reimbursement of Penalties” in Note 8.
Fair Value of Financial Instruments—The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to their short-term nature.
Short-Term Investments—The Company’s short-term investments consist primarily of corporate debt securities, U.S. government agency securities and U.S. government treasury bills. The Company classifies investments as available-for-sale at the time of purchase. As the Company views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.
Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value in the consolidated balance sheets. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses are reported in the consolidated statements of operations. A specific identification method is used to determine the cost basis of the short-term investments sold. The effects of reclassifications from accumulated other comprehensive income (loss) to the income statement were insignificant for all periods presented. The investments are adjusted for the amortization of premiums and discounts until maturity and such amortization is included in interest income.
Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of the investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, the Company will record an impairment charge and establish a new cost basis in the investment. During the year ended December 31, 2015 and 2014, the Company did not consider any of its investments to be other-than-temporarily impaired.
Allowance for Doubtful Accounts—The Company records an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the accounts receivable could be reduced by a material amount.
Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$800	$400	$140
Charged to expense	227	400	911
Write-offs	(227)	—	(651)
Balance at end of year	$800	$800	$400
Inventories—Inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand, market conditions and technical obsolescence. The Company subcontracts manufacturing of substantially all of its products. At December 31, 2015 and 2014, inventories were predominately comprised of finished goods.
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

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The Company has determined that it has only one reporting unit. For the years ended December 31, 2015 and 2014, no impairment has been recognized related to the goodwill balance.
Intangible Assets—Intangible assets consist primarily of purchased technology and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which ranges from four to five years.
Software Development Costs—Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility. To date, software development costs incurred between completion of a working model and general release of the related product have not been material. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.
Internal Use Software—The Company capitalizes development costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include internal and external costs associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The Company amortizes the capitalized costs on a straight-line basis over the estimated useful life, generally five years. For the year ended December 31, 2015, $3.9 million of software development costs were capitalized. The Company has not amortized the capitalized costs for the periods presented.
Impairment of Long-Lived Assets—Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant underperformance relative to estimated results, significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business and significant negative industry or economic trends. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value. The Company did not record any impairment charges in the periods presented.
Revenue Recognition—The Company generates revenue from sales of its products and services through a direct sales force and indirect relationships with its channel partners. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. The Company relies upon sales contracts and purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. Delivery is deemed to have occurred when title has transferred. The Company uses shipping documents to verify transfer of title.

•	The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.

•	Collectability is reasonably assured. The Company assesses collectability as sales occur, based on an analysis of the customer's credit and payment history.
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
To determine the estimated selling price in multiple-element arrangements, the Company first looks to establish vendor specific objective evidence (“VSOE”) of the selling price using the prices charged for a deliverable when sold separately. If VSOE of the selling price cannot be established for a deliverable, the Company looks to establish third-party evidence (“TPE”) of the selling price by evaluating the pricing of similar and interchangeable competitor products or services in stand-alone arrangements. However, as the Company's products contain a significant element of proprietary technology and offer substantially different features and functionality from its competitors, the Company has been unable to obtain comparable pricing information with respect to its competitors’ products. Therefore, the Company has not been able to obtain reliable evidence of TPE of the selling price. If neither VSOE nor TPE of the selling price can be established for a deliverable, the Company establishes best estimate selling price (“BESP”) by reviewing historical transaction information and considering several other internal factors, including discounting and margin objectives.
The Company regularly reviews estimated selling price of the product offerings and maintain internal controls over the establishment and updates of these estimates. The Company currently does not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
Product Revenue. The Company's product revenue consists of revenue from sales of its hardware and stand-alone software licenses and is net of allowances for estimated sales returns, product rebates, stock rotations, and other programs based on historical experience.
    The Company's hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of its products. Therefore, the Company's hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. The Company generates revenue through a direct sales force and indirect relationships with its channel partners. For sales to direct end customers and certain channel partners, the Company recognizes product revenue at the time of the title transfer, assuming all other revenue recognition criteria are met. Certain of the Company's distributors that stock its products are granted significant rebates for sales of the Company's products. Therefore, the arrangement fee for this group of distributors is not fixed and determinable when products are shipped to these distributors and revenue is deferred until the Company's products are shipped to the distributors’ customer.
The Company's product revenue also includes revenue from the sale of stand-alone software products. Sales of stand-alone software generally include a perpetual license. Stand-alone software products may operate in conjunction with the Company's hardware products but are not considered essential to the functionality of the hardware.
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
Service Revenue. The Company's service revenue consists of revenue from PCS and software as a service. PCS includes software updates on an “if and when available” basis, expedited replacement for defective access points and controllers, telephone and internet access to technical support personnel and hardware support. PCS and software as a service are typically sold in one, three or five year terms and the Company recognizes the revenue ratably over the contractual service period.
Sales Tax and Shipping. Revenue is reported net of sales taxes. Shipping charges billed to channel partners are included in revenue and related costs are included in cost of revenue. To date, shipping charges have not been significant.
Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards granted to employees, including stock options, restricted stock units (“RSUs”), performance awards and stock purchase rights under the Company's Employee Stock Purchase Plan (“ESPP”), based on the estimated fair value on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of the Company's common stock on the date of grant. The fair value of stock purchase rights under the Company’s ESPP is calculated based on the closing price of the Company's common stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
The amount of income tax the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company records uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line in the accompanying consolidated statements of operations.
Loss Contingencies—The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the Company's ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If the Company determines that a loss is possible and the range of the loss can be reasonably determined, then the Company discloses the range of the possible loss. The Company regularly evaluates available current information to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
Recent Accounting Pronouncements—In November 2015, the Financial Accounting Standard Board ("FASB") issued accounting standards update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of $6.3 million net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, acquirers must recognize measurement-period adjustments during the reporting period in which the adjustment amounts are determined, and the effect of the adjustments on the income statement must be calculated as if the accounting had been completed at the acquisition date. In addition, the update requires an entity to present separately on the face of the income statement or in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows and does not expect the impact to be material.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The update replaces the concept of "lower of cost or market" with that of "lower of cost and net realizable value", which requires companies to measure certain inventory at the lower of cost and net realizable value. This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. Early application is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows and does not expect the impact to be material.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of this accounting standard update on its consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative stand-alone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In July 2015, the FASB issued ASU 2015-14 to affirm a one-year deferral of the effective date of the new revenue standard. The accounting standard will be effective for the Company beginning in its first quarter of 2018, with early adoption permitted, but not before the original effective date of annual periods beginning after December 15, 2016, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial position, results of operations and cash flows.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the years ended December 31, 2015 and 2014. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.

The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$13,073	$13,073	$—	$—
Short-term investments:
Corporate debt securities	99,747	—	99,747	—
U.S. government agency securities	22,055	—	22,055	—
U.S. government treasury bills	38,989	38,989	—	—
Total assets measured and recorded at fair value	$173,864	$52,062	$121,802	$—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,771	$2,771	$—	$—
Corporate debt securities	3,000	—	3,000	—
Short-term investments:
Corporate debt securities	118,323	—	118,323	—
U.S. government agency securities	24,383	—	24,383	—
Total assets measured and recorded at fair value	$148,477	$2,771	$145,706	$—
NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$99,916	$2	$(171)	$99,747
U.S. government agency securities	22,100	—	(45)	22,055
U.S. government treasury bills	39,075	—	(86)	38,989
Total short-term investments	$161,091	$2	$(302)	$160,791

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$118,470	$—	$(147)	$118,323
U.S. government agency securities	24,392	4	(13)	24,383
Total short-term investments	$142,862	$4	$(160)	$142,706

The gross realized gains and gross realized losses related to the Company’s short-term investments were not material for the years ended December 31, 2015, 2014, and 2013.
The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
One year or less	$105,266	$105,150
Over one year and less than two years	55,825	55,641
Total short-term investments	$161,091	$160,791

	December 31, 2014
	Amortized Cost	Fair Value
One year or less	$114,231	$114,113
Over one year and less than two years	28,631	28,593
Total short-term investments	$142,862	$142,706

Investments in an unrealized loss position consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$80,369	$(171)	$105,187	$(147)
U.S. government agency securities	22,055	(45)	15,773	(13)
U.S. government treasury bills	38,989	(86)	—	—
Total short-term investments	$141,413	$(302)	$120,960	$(160)
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of December 31, 2015 and 2014 there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 4—BUSINESS COMBINATION
On October 21, 2015, the Company completed the acquisition of Cloudpath Networks, Inc. (“Cloudpath”), a privately-held company providing secure device onboarding software and certificate-based Wi-Fi security. The Company acquired all of the outstanding capital stock of Cloudpath for $9.0 million in cash, of which $1.4 million, subject to certain adjustments, will be paid following the second anniversary of the acquisition date. As a result of the acquisition, the Company offers Cloudpath's secure device onboarding software or software as a service to onboard all new devices simply and securely.
The Company allocated the total purchase price consideration to the net assets acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill. There are a number of factors contributing to the amount of goodwill, including Cloudpath's workforce and the expectation that the acquisition will create synergies, which will provide future value to the Company. The goodwill is not expected to be deductible for income tax purposes.
The purchase allocation for Cloudpath is summarized as follows (in thousands):

Fair Value
Cash and cash equivalents	$431
Other tangible assets	416
Purchased technology	2,300
Customer relationships	1,600
Trade name	360
Goodwill	6,445
Non-current deferred tax liabilities	(1,813)
Deferred revenue	(510)
Other liabilities assumed	(229)
Total purchase consideration	$9,000
In connection with the acquisition, the Company may pay additional cash compensation of up to $9.0 million. The cash compensation is contingent upon the continued employment of a founder with the Company. $7.5 million of this cash compensation will vest and be paid in installments every six months over a period of two years from the date of acquisition. Up to $1.5 million is contingent upon certain billing targets of Cloudpath products and services as well as the founder providing continuous service and is expected to be paid in the first quarter of 2018.
To retain the services of former Cloudpath employees who became employees of the Company, the Company agreed to $0.9 million in cash incentives, which vest and are paid over a two-year period, and granted 195,705 RSUs under the Company’s Amended and Restated 2012 Equity Incentive Plan. The fair value of the equity awards of $2.3 million will be recognized over a four-year requisite service period. As the cash incentives are subject to continued employment, they will be recorded as post-acquisition compensation expense.
The Company recorded post-acquisition compensation expense of $1.3 million related to Cloudpath founders and former employees for the year ended December 31, 2015. Acquisition related costs were not material for the year ended December 31, 2015.
Pro forma results of operations for the Cloudpath acquisition have not been presented because they are not material to the consolidated statements of operations.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

Amount
December 31, 2014 and 2013	$9,945
Goodwill from the acquisition of Cloudpath	6,445
December 31, 2015	$16,390

Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
December 31, 2015
Purchased technology	$14,900	$(8,159)	$6,741	2.9
Customer relationships	1,600	(62)	1,538	4.8
Trade name	360	(14)	346	4.8
Total	$16,860	$(8,235)	$8,625

December 31, 2014
Purchased technology	$12,600	$(5,249)	$7,351	2.8
On October 21, 2015, the Company recorded the fair value of intangible assets of $4.3 million related to acquisition of Cloudpath, including purchased technology of $2.3 million, customer relationships of $1.6 million and trade name of $0.4 million.
Amortization expense related to intangible assets were $3.0 million, $2.3 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is primarily included as a component of cost of revenue in the accompanying consolidated statements of operations.
The following table presents the estimated future amortization expense of intangible assets as of December 31, 2015 (in thousands):

Year ending December 31,	Amount
2016	$3,383
2017	2,352
2018	1,352
2019	852
2020	686
Total amortization	$8,625

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands, except estimated useful lives):

		December 31,
	Estimated Useful Lives	2015	2014
Computer hardware	3 years	$15,310	$11,167
Computer software	3 years	7,839	4,070
Machinery, equipment and tooling	2 to 3 years	13,661	10,800
Furniture and fixtures	7 years	1,934	1,584
Leasehold improvements	3 to 10 years	5,201	3,911
Total property and equipment		43,945	31,532
Less: accumulated depreciation and amortization		(24,534)	(17,896)
Total property and equipment, net		$19,411	$13,636

Computer software includes capitalized development costs for internal use software of $4.1 million as of December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, expense related to depreciation and amortization of property and equipment was $8.6 million, $7.3 million and $5.3 million, respectively.
NOTE 7—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31,
	2015	2014
Product	$15,170	$22,900
Service	35,956	26,885
Total deferred revenue	$51,126	$49,785
Reported as:
Current	$36,602	$39,231
Non-current	14,524	10,554
Total deferred revenue	$51,126	$49,785
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred service revenue represents support contracts and software as a service contracts billed in advance and revenue is recognized ratably over the service period, typically one to five years.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company’s primary facilities are located in Sunnyvale, California, Taipei, Taiwan, Bangalore, India, Shenzhen, China, Singapore and Wooburn Green, United Kingdom, and are leased under non-cancelable operating lease arrangements. Rent expense was $4.9 million, $4.7 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,	Amount
2016	$4,942
2017	4,418
2018	3,476
2019	2,570
2020	2,496
Thereafter	4,993
Operating lease obligations	$22,895
Litigation—The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
For the year ended December 31, 2015, the Company paid a total of $1.6 million in settlement of patent litigation. For the year ended December 31, 2014, the Company settled several patent litigation claims for a net gain of $0.8 million. Gains or losses from litigation settlements are included in general and administrative expense in the consolidated statements of operations.
Purchase Commitments— As of December 31, 2015, the Company had current purchase commitments of $10.3 million for inventory and specific contractual services.
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
The Company has not recorded any liabilities for these agreements as of December 31, 2015 and 2014.
Reimbursement of Penalties— As of December 30, 2015 and 2014, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the IT Act. The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. In the second quarter of 2016, the escrow will expire, but the indemnification agreement will continue. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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

The warranty liability is included as a component of accrued liabilities in the accompanying consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$803	$1,038	$725
Changes in existing warranty	80	(216)	(41)
Warranty expense	892	955	1,528
Obligations fulfilled	(691)	(974)	(1,174)
Balance at end of year	$1,084	$803	$1,038

NOTE 9—EQUITY AWARD PLAN

Stock Incentive Plan—The Company's 2012 Stock Incentive Plan ("2012 Plan") provides for the granting of stock options, restricted stock awards ("RSUs"), stock appreciation rights and performance awards to employees, directors and consultants. Awards granted under the 2012 Plan vest over the periods determined by the board of directors, generally one to four years, beginning from the vesting commencement date, and expire no more than 10 years from the date of grant.
The maximum number of shares of common stock that may be issued under the Company’s 2012 Plan is 32.0 million. Each year on January 1, starting in January 2013, the maximum number of shares that may be issued increases by the lesser of, 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding year, or a lesser number of shares as determined by the board of directors. As of December 31, 2015 and 2014, 29.8 million and 29.3 million shares were authorized for issuance under this plan, respectively.
Employee Stock Purchase Plan—Under the Company's ESPP, the Company can grant stock purchase rights to all eligible employees during a one year offering period with purchase dates at the end of each six-month purchase period. Each six month purchase period will begin on the first trading date on or after May 16 and November 16 of each year. Shares are purchased through the accumulation of employees' payroll deductions, up to a maximum of 15% of employees' compensation for each purchase period, at purchase prices equal to 85% of the lesser of the closing price of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 2,000 shares of common stock in any one year offering period. The ESPP is compensatory and results in compensation expense.
The number of shares of common stock reserved for issuance under the ESPP increases automatically each year on January 1, starting in January 2013, continuing through and including January 1, 2022, by the lesser of (i) 2% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year; (ii) 3,000,000 shares of common stock; or (iii) such lesser number of shares as determined by the board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available. As of December 31, 2015 and 2014, approximately 5.0 million and 3.8 million shares were authorized for issuance under the ESPP. Employees purchased approximately 0.5 million shares of common stock at an average exercise price of $9.34 and 0.5 million shares of common stock at an average exercise price of $8.91, during the years ended December 31, 2015 and 2014, respectively.

Stock Option Activity
The following table summarizes the outstanding stock option activity (in thousands, except per share amounts and years):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	17,042	$5.60	6.7	$119,782
Options granted	340	11.17
Options exercised	(2,888)	2.73
Options forfeited	(747)	10.50
Balance, December 31, 2015	13,747	$6.08	5.7	$76,742
Options exercisable as of December 31, 2015	11,467	$4.87	5.2	$74,238
Options vested and expected to vest as of December 31, 2015	13,679	$6.04	5.7	$76,715
The weighted average fair value of stock options granted was $5.73, $7.42 and $10.33 for the years ended December 31, 2015, 2014 and 2013, respectively.
The total intrinsic value of options exercised was approximately $25.3 million, $39.0 million and $74.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
RSU Activity
The following table summarizes the outstanding activity of RSUs (in thousands, except per share amounts and years):

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,825	$13.65	1.7	$33,955
RSUs granted	2,749	11.41
RSUs vested	(874)	13.94
RSUs forfeited	(423)	13.37
Balance, December 31, 2015	4,277	$12.17	1.7	$45,794
The weighted average fair value of RSUs granted was $11.41, $12.70 and $17.10 for the years ended December 31, 2015, 2014 and 2013, respectively.
The aggregate fair value of RSUs vested as of the respective vesting dates, was approximately $12.2 million and $4.2 million for the year ended December 31, 2015 and December 31, 2014, respectively. No RSUs vested during the year ended December 31, 2013.

Shares Available for Grant
The following table summarizes the stock activity and the total number of shares available for grant under the 2012 Plan as of December 31, 2015 (in thousands):

Number of Shares
Balance, December 31, 2014	9,398
Additional shares reserved for issuance	4,256
Options granted	(340)
Options forfeited	747
RSUs granted	(2,749)
RSUs forfeited	423
Balance, December 31, 2015	11,735
Fair Value Disclosures
The stock-based payment awards include stock options, RSUs, performance awards and stock purchase rights under the Company's ESPP.
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the award.
The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU and performance award granted represents the closing price of the Company’s common stock on the date of grant. The fair value of stock purchase rights under the Company’s ESPP is calculated based on the closing price of the Company’s stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
The determination of the grant date fair value of options using the Black-Scholes option pricing model is affected by the following assumptions:

•
    Expected Term. The Company's expected term represents the period that its stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. The simplified method is used due to the lack of a sufficient amount of historical exercise data. The expected term for the ESPP is based on the duration of the purchase period, typically six to twelve months.

•
Volatility.  Given the limited trading history for the Company's common stock, the expected stock price volatility for the Company's common stock was estimated by taking a combination of its historical common stock price volatility and an average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies within the Company's industry and are similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in its common stock or these industry peers’ common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process until a sufficient amount of historical information regarding the volatility of its own common stock share price over a period equivalent to the expected term of the stock option grants becomes available, or until circumstances change such that the identified companies are no longer similar to the Company, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with remaining terms similar to the expected term of the stock option grants.

•
Dividend Yield.  The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

Employee Stock Options
The following table summarizes the weighted average assumptions relating to the Company’s stock options:

	Years Ended December 31,
	2015	2014	2013
Volatility	54.9%	60.7%	67.4%
Expected term (years)	5.7	6.1	6.1
Risk-free interest rate	1.8%	1.9%	1.9%
Dividend yield	—	—	—
Employee Stock Purchase Plan
The following table summarizes the weighted average assumptions relating to the Company’s ESPP:

	Years Ended December 31,
	2015	2014
Volatility	45.3%	40.2%
Expected term (years)	0.7	0.7
Risk-free interest rate	0.4%	0.1%
Dividend yield	—	—
Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$1,097	$1,092	$818
Research and development	9,759	9,099	6,738
Sales and marketing	7,252	7,180	4,922
General and administrative	10,685	9,223	6,637
Total stock-based compensation expense	28,793	26,594	19,115
Tax benefit from stock-based compensation	(618)	(688)	(1,535)
Total stock-based compensation expense, net of tax effect	$28,175	$25,906	$17,580
At December 31, 2015 the total unrecognized stock-based compensation expense under the Company’s stock plans was $60.9 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.7 years.

NOTE 10—EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income	$4,690	$8,190	$1,789
Denominator:
Weighted-average shares used in computing basic net income per share	87,418	82,908	76,744
Weighted-average effect of potentially dilutive shares:
Stock options	7,944	10,538	16,442
RSUs and ESPP	489	222	175
Diluted	95,851	93,668	93,361
Net income per share:
Basic	$0.05	$0.10	$0.02
Diluted	$0.05	$0.09	$0.02
The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options	3,505	2,649	1,134
RSUs and ESPP	993	977	233
Total	4,498	3,626	1,367
NOTE 11—INCOME TAXES
The domestic and foreign components of income (loss) before the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$5,900	$13,107	$(1,015)
Foreign	1,701	1,023	905
Total	$7,601	$14,130	$(110)

During the years ended December 31, 2015, 2014 and 2013, the Company’s income tax expense (benefit) was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current expense:
Federal	$6,994	$8,224	$1,880
State	58	999	143
Foreign	1,341	1,257	1,006
Total current expense	8,393	10,480	3,029
Deferred benefit:
Federal	(4,527)	(2,936)	(3,445)
State	(734)	(1,259)	(1,172)
Foreign	(221)	(345)	(311)
Total deferred benefit	(5,482)	(4,540)	(4,928)
Total income tax expense (benefit)	$2,911	$5,940	$(1,899)
The difference between the income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	$2,660	$4,945	$(38)
State taxes, net of federal income tax benefit	378	602	86
Non-deductible expenses	363	246	209
Stock-based compensation	1,498	2,209	1,535
Acquisition cost	104	—	110
Foreign tax deduction	(142)	(153)	(101)
Tax credits	(2,246)	(2,502)	(4,020)
Foreign tax rate differential	407	393	324
Deferred rent	(219)	—	—
Other items not individually material	108	200	(4)
Total income tax expense (benefit)	$2,911	$5,940	$(1,899)

On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes (“PATH”) Act, which retroactively extended the expired research and development credit and made it permanent going forward. As a result of the retroactive extension, the Company recognized a tax benefit of $1.2 million for the year ended December 31, 2015.

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

As of December 31, 2015, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets, the Company has concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. As a result, the Company did not record a valuation allowance against its net deferred tax assets during the year ended December 31, 2015.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$4,056	$2,645
Tax credits	5,455	4,416
Fixed assets and intangibles, other than goodwill	851	3,913
Net operating losses	1,246	1,426
Stock-based compensation	13,850	11,023
Deferred revenue	3,606	2,560
Other	2,392	2,177
Total deferred tax assets	31,456	28,160
Deferred tax liabilities
Intangible assets	(595)	(850)
Goodwill	(755)	(535)
Net deferred tax assets	$30,106	$26,775
As reported:
Current deferred tax asset	$—	$6,205
Non-current deferred tax assets	30,217	21,166
Non-current deferred tax liabilities	(111)	(596)
Net deferred tax assets	$30,106	$26,775

In November 2015, the Financial Accounting Standard Board ("FASB") issued accounting standards update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of $6.3 million net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $30.7 million for federal purposes, $52.2 million for state purposes and $3.2 million for foreign purposes. If not utilized, these carryforwards will begin to expire in 2033 for federal purposes and 2019 for state purposes. Foreign carryforwards will not expire. In addition, the Company has research credit carryforwards of approximately $5.5 million for federal purposes and $10.5 million for California purposes. If not utilized, the federal carryforward will begin to expire in 2024. The California credit carryforward will not expire.

As a result of certain realization requirements of the accounting guidance for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $30.7 million of federal net operating losses, $34.2 million of state net operating losses, and $1.9 million of foreign net operating losses relate to stock compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital if realized. The Company uses the accounting guidance on a with and without approach under ASC Topic 740 Income Taxes, for the purpose of determining when excess tax benefits have been realized. In addition, approximately $5.5 million of the federal research credits and $0.1 million of the California research credits, when realized, will result in a credit to additional paid-in capital. The Company has foreign tax credit carryforwards of approximately $0.5 million for federal purposes. If not utilized, the foreign tax credit carryforward will begin to expire in 2019.
The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.
The undistributed earnings from the Company’s foreign subsidiaries are not subject to a United States tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2015, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases and other information. As of December 31, 2015, 2014 and 2013, the Company’s total amount of unrecognized tax benefit was approximately $4.5 million, $3.3 million and $2.4 million, respectively. These amounts are primarily related to the Company’s research and development tax credits and tax accruals.
If the unrecognized tax benefit of $4.5 million as of December 31, 2015 were recognized, approximately $3.7 million would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next twelve months.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	As of December 31,
	2015	2014	2013
Balance at beginning of year	$3,252	$2,397	$836
Additions related to current year tax positions	1,270	858	1,394
Additions related to prior year tax positions	—	—	167
Reductions related to prior year tax positions	—	(3)	—
Balance at end of year	$4,522	$3,252	$2,397
During the year ended December 31, 2015 and cumulatively, the Company recognized an immaterial amount of interest and penalties associated with unrecognized tax benefits.

The Company files income tax returns with the United States federal government, various states and certain foreign jurisdictions. The Company’s tax years ended December 31, 2003 through December 31, 2015 remain open to audit for federal and California purposes. These years are open due to net operating losses and tax credits unutilized from such years. The Company’s tax years ended December 31, 2009 through December 31, 2015 remain open to audits for its foreign subsidiaries.
NOTE 12—EMPLOYEE BENEFIT PLAN
The Company sponsors a defined contribution plan under Internal Revenue Service Code 401(k) (the “401(k) Plan”). Most United States employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company matched one-time employee contributions to the 401(k) Plan for the year ended December 31, 2015.

NOTE 13—WORKFORCE REORGANIZATION
In the third quarter of 2015, the Company initiated a workforce reorganization plan designed to increase the efficiency of engineering efforts by reallocating research and development projects and related resources geographically. As part of this plan, the Company reduced engineering personnel at certain research and development facilities and terminated an outsourced research and development service contract. To compensate for the loss of engineering resource, the Company continues to increase engineering personnel in conjunction with the reorganization plan at other research and development sites. The Company incurred workforce reorganization charges of $1.1 million during the year ended December 31, 2015, including $0.6 million of personnel reduction costs and $0.5 million related to contract termination. The Company expects to complete the workforce reorganization plan in the second quarter of 2016.

NOTE 14—SEGMENT INFORMATION
The Company operates as one reportable and operating segment, selling controllers and access points along with related software and services.
Operating segments are defined as components of an enterprise, about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment manager who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment. The Company's chief executive officer evaluates performance based primarily on revenue in the geographic locations, in which the Company operates. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.
The following presents total revenue by geographic region (in thousands):

	Years Ended December 31,
	2015	2014	2013
Americas:
United States	$180,067	$159,548	$118,333
Other Americas	14,953	9,670	12,604
Total Americas	195,020	169,218	130,937
EMEA:
United Kingdom	29,891	24,715	28,129
Other EMEA	67,565	59,351	43,884
Total EMEA	97,456	84,066	72,013
APAC:
Total APAC	80,900	73,635	60,117
Total revenue	$373,376	$326,919	$263,067
As of December 31, 2015, the Company had property and equipment, net, of $14.0 million, $4.8 million and $0.5 million located in the Americas, APAC and EMEA, respectively.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
The management of Ruckus Wireless, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California on the 23rd day of February 2016.

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
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Selina Y. Lo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
Selina Y. Lo
s/ Seamus Hennessy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016
Seamus Hennessy
/s/ Georges Antoun	Director	February 23, 2016
Georges Antoun
/s/ Barton Burstein	Director	February 23, 2016
Barton Burstein
/s/ Gaurav Garg	Director	February 23, 2016
Gaurav Garg
/s/ Stewart Grierson	Director	February 23, 2016
Stewart Grierson
/s/ Mohan Gyani	Director	February 23, 2016
Mohan Gyani
/s/ Richard Lynch	Director	February 23, 2016
Richard Lynch

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35734	3.1	11/20/2012
3.2	Bylaws of the Registrant.	S-1	333-184309	3.2	10/5/2012
4.1	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.	S-1	333-184309	4.8	10/5/2012
10.1+	Ruckus Wireless, Inc. 2002 Stock Plan, as amended.	S-1	333-184309	10.1	10/5/2012
10.2+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. 2002 Stock Plan.	S-1	333-184309	10.2	10/5/2012
10.3+	Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-1	333-184309	10.3	10/5/2012
10.4+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan.	S-1	333-184309	10.4	10/5/2012
10.5+	Form of Restricted Stock Unit Agreement and Grant Notice Agreement for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-8	333-187054	4.5	3/5/2013
10.6+	Ruckus Wireless, Inc. 2012 Employee Stock Purchase Plan.	S-1	333-184309	10.5	10/5/2012
10.7+	Form of Indemnity Agreement entered into between the Company and each of its directors and its executive officers.	S-1	333-184309	10.6	10/5/2012
10.8	Lease Agreement, dated March 16, 2012, between the Company and RP/Presidio Java Owner, L.L.C.	S-1	333-184309	10.13	10/5/2012
10.9	Hardware Access Layer Technology License Agreement, dated August 23, 2004, between the Company and Atheros Communications, Inc.	S-1	333-184309	10.17	10/5/2012
10.10+	Ruckus Wireless, Inc. Severance Benefit Plan.	10-K	001-35734	10.8	3/5/2013
10.11+*	Ruckus Wireless, Inc. 2015 Executive Bonus Program.
10.12+*	Ruckus Wireless, Inc. 2016 Executive Bonus Program.
10.13+	Offer Letter to Daniel A. Rabinovitsj, dated August 20, 2014.	8-K	001-35734	10.1	9/23/2014
10.14+	Offer Letter to Ian Whiting, dated April 2, 2015.	10-Q	001-35734	10.1	7/30/2015
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1* (1)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

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