Form 10-K/A
period 2015-12-31
RUCKUS WIRELESS INC
filed 2016-04-29
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-K/A
(Amendment No. 1)

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
On March 31, 2016, 90,063,245 shares of the registrant's common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) originally filed on February 24, 2016 (the “Original Filing”) by Ruckus Wireless, Inc., a Delaware corporation (“Ruckus,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

In addition, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the "Board") of Ruckus. The following table sets forth certain information with respect to our executive officers as of February 15, 2016.

Name	Age	Position
Selina Y. Lo	56	President, Chief Executive Officer and Director
Daniel Rabinovitsj	51	Chief Operating Officer
Seamus Hennessy	41	Chief Financial Officer
Scott Maples	52	Vice President Legal, General Counsel and Corporate Secretary
Ian Whiting	51	Chief Commercial Officer

Selina Y. Lo has served as our President and Chief Executive Officer since July 2004 and as a member of our Board since May 2004. From 2000 to 2001, Ms. Lo held various positions at Nortel Networks Inc., a telecommunications equipment manufacturing company, including Vice President of Architecture of the Data Networking Unit. From 1996 to 2000, Ms. Lo served as Vice President of Marketing and Product Management at Alteon WebSystems, Inc., an Internet infrastructure company, until Alteon WebSystems was acquired by Nortel Networks Inc. in 2000. From 1993 to 1995, Ms. Lo served as Vice President of Marketing at Centillion Networks Inc., a telecommunications equipment manufacturing company, which was acquired by Bay Networks, Inc., a network hardware company, in 1995. Ms. Lo continued to serve as the Vice President of Product Development for the Centillion Business Unit of Bay Networks until 1996. Ms. Lo holds a BA in Computer Science from the University of California, Berkeley.
Daniel Rabinovitsj has served as our Chief Operating Officer since September 2014. Mr. Rabinovitsj was previously at Qualcomm Atheros, Inc., a subsidiary of Qualcomm Incorporated, where he served as Senior Vice President of Networking from May 2011 to September 2014. Prior to Qualcomm, Mr. Rabinovitsj was a Vice President and General Manager of Networking at Atheros Communications, Inc. from May 2010 until November 2010, and Senior Vice President and General Manager of Networking at Atheros from November 2010 until Atheros was acquired by Qualcomm in May 2011. Prior to Atheros, from March 2007 until April 2010, Mr. Rabinovitsj served as a Senior Vice President and General Manager with ST-Ericsson (a joint venture of STMicroelectronics and Ericsson, and formerly NXP Semiconductors and ST-NXP), a provider of wireless platforms and semiconductors. Prior to joining ST-Ericsson, from December 1998 until March 2007, Mr. Rabinovitsj served as Director of Marketing and then as Vice President and General Manager at Silicon Laboratories, a developer and provider of mixed-signal semiconductors. Mr. Rabinovitsj has also held various marketing positions at Advanced Micro Devices, Inc. in the wired and wireless communications market. Mr. Rabinovitsj holds a Masters degree in Asian Studies and a BA in Philosophy, both from the University of Texas at Austin.
Seamus Hennessy has served as our Chief Financial Officer since May 2009. From October 2007 to April 2009, Mr. Hennessy served as Chief Financial Officer at Aerohive Networks, Inc., a cloud networking company. From July 2006 to September 2007, Mr. Hennessy served as Chief Financial Officer at Bubble Motion, Inc., a social network messaging company. From January 2006 to December 2006, Mr. Hennessy was a consultant to a number of venture backed startup companies. From January 2000 to November 2005, Mr. Hennessy held various positions, including Vice President of Finance, at NetScaler, Inc., an application networking company that was acquired by Citrix Systems, Inc. in 2005. Mr. Hennessy holds a Bachelor of Business Studies from the University of Limerick, Ireland.
Scott Maples has served as our Vice President Legal, General Counsel since March 2012 and our Corporate Secretary since July 2012. From March 1999 to February 2012, Mr. Maples served in various roles at Microsoft Corporation, most recently as Associate General Counsel. Prior to Microsoft, Mr. Maples was the Vice President, Business and Legal Affairs, at Virgin Interactive Entertainment, Inc., and served as an associate with the law firm of Stradling, Yocca, Carlson and Rauth. Prior to earning his law degree, Mr. Maples served for five years as a member of the Technical Staff of Hughes Aircraft Company. Mr. Maples holds a BA in Computer Science from the University of California, Santa Barbara and a JD from Boalt Hall School of Law at the University of California, Berkeley. Mr. Maples serves on the board of directors of the Law Foundation of Silicon Valley.
Ian Whiting has served as our Chief Commercial Officer since May 2015. Prior to joining Ruckus, Mr. Whiting was at Egnyte where he served as President of Global Field Operations from August 2014 to April 2015. Prior to Egnyte, Mr. Whiting was Executive Vice President of Global Field Operations at Fusion-io (acquired by SanDisk Corporation) between December 2013 and July 2014. Prior to Fusion-io Mr. Whiting served as Senior Vice President of Sales at Riverbed Technology from September 2012 to November 2013. Prior to Riverbed, from February 2001 until June 2012, Mr. Whiting served as Vice President Sales Europe Middle East and Africa (2001-2005) and Senior Vice President Worldwide Sales (2005-2012) for Brocade Communications, a provider of storage area networking (SAN) and local area networking (LAN) products and services. Prior to Brocade, Mr. Whiting served as Senior Director for Networking and Storage at Compaq Computer EMEA between 2001 and 2005. Mr.

Whiting also held various senior sales and marketing roles at networking manufacturer Networth, networking distributor Data Translation and Cognos, a software company. Mr. Whiting holds a Masters Degree in European Business Management from Cranfield School of Management in UK, and a BA in French and German from the University of Swansea in Wales in UK.

OUR DIRECTORS
Our Board is divided into three classes and presently has seven members. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. The following table sets forth certain information as of February 15, 2016 with respect to our directors.

Name	Age	Director Since
Selina Y. Lo	56	2004
Gaurav Garg	50	2002
Barton Burstein	63	2015
Mohan Gyani	64	2009
Georges Antoun	53	2011
Richard Lynch	67	2012
Stewart Grierson	49	2012
The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.
Class I Directors
Gaurav Garg has served as one of our directors since August 2002. Mr. Garg is currently an active investor in enterprise and mobile focused technology companies and serves on the board of directors of MobileIron, Inc. and a number of privately held companies. He served on the board of directors of FireEye, Inc. until 2014. From 2001 to 2010, Mr. Garg was a non-managing member at Sequoia Capital. Prior to joining Sequoia Capital, Mr. Garg was a founder, board member and Senior Vice President of Product Management at Redback Networks, which was acquired by Telefonaktiebolaget L.M. Ericsson in January 2007. Prior to Redback Networks, Mr. Garg held various engineering positions at SynOptics and Bay Networks. Mr. Garg holds a BS and MS in Electrical Engineering and a BS in Computer Science, all from Washington University in St. Louis.
Mr. Garg was selected to serve on our Board based on his extensive experience with technology and networking companies, including as a founder, executive and venture capitalist.
Barton Burstein has served as one of our directors since November 2015. From 2011 through November 2015, Mr. Burstein served as our Senior Vice President of Field Operations and Business Development and has been working with us since 2004 in a variety of roles, including General Manager of Operations and Vice President of Product Management. From 2003 to 2004, Mr. Burstein was an Entrepreneur in Residence at Sutter Hill Ventures. From 2000 to 2002, Mr. Burstein served as Vice President of Business Development in Nortel Networks Inc.’s Intelligent Internet Business Unit. From 1997 to 2000, Mr. Burstein served as Vice President of Business Development at Alteon WebSystems, Inc., until Alteon WebSystems was acquired by Nortel Networks Inc. in 2000. Prior to Alteon WebSystems, Mr. Burstein held various senior management positions with UB Networks, MasPar Computer Corporation and Evans & Sutherland Computer Corporation. Mr. Burstein holds a BA from Antioch College, a Masters in Computer Science from the University of Michigan, and an Executive MBA Accreditation from The Wharton School at the University of Pennsylvania. Mr. Burstein has served on the board of directors of Tail-f Systems AB, a private network software company acquired by Cisco System, Inc. in 2014, and has served on the advisory board of numerous private companies, including Core Mobility, Inc., a mobile phone application company, and Bridgewater System, Inc. (acquired by Amdocs Limited), a network management software provider.
Mr. Burstein was selected to serve on our Board to fill a vacancy on our Board created by the resignation of William S. Kish, who served on our Board from May 2004 through May 2015. Mr. Burstein was selected to serve on our Board based on the perspective and experience he brings as our former Senior Vice President of Field Operations and Business Development and his extensive experience with technology and networking companies.
Class II Directors
Georges Antoun has served as one of our directors since December 2011. Mr. Antoun has been Chief Operating Officer of First Solar, Inc., a provider of fully integrated solar solutions, since July 2012. From July 2011 to June 2012, Mr. Antoun was a Venture Partner at Technology

Crossover Partners and part of the Infrastructure team. From January 2007 to July 2011, Mr. Antoun was the Head of Product Area IP & Broadband Networks for Telefonaktiebolaget L.M. Ericsson. Before joining Ericsson, from August 2001 to January 2007, Mr. Antoun was Senior Vice President of Worldwide Sales & Operations at Redback Networks, which Ericsson acquired in January 2007. After the acquisition of Redback Networks, Mr. Antoun was promoted to Chief Executive Officer of the Redback entity at Ericsson until 2009. Prior to Redback Networks, from 1996 to 2001, Mr. Antoun worked at Cisco Systems where he served in various roles including Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations and Vice President of Carrier Sales. Mr. Antoun holds a BS in Engineering from the University of Louisiana at Lafayette, and a Masters in Information Systems Engineering from New York Polytechnic, now NYU Poly. Mr. Antoun serves as a member of the board of directors of Violin Memory.
Mr. Antoun was selected to serve on our Board based on his extensive experience with technology and networking companies, including as an executive and venture capitalist.
Mohan Gyani has served as one of our directors since December 2009 and as lead independent director since July 2012. Since May 2005, Mr. Gyani has served in various roles at Roamware, Inc., a mobile roaming solutions company, most recently as Vice Chairman. From March 2000 to January 2003, Mr. Gyani served as President and Chief Executive Officer of AT&T Wireless Services, Inc., a telecommunications company. From September 1995 to 1999, Mr. Gyani was an Executive Vice President and Chief Financial Officer of AirTouch Communications, Inc., a wireless telephone services provider. Prior to AirTouch Communications, Mr. Gyani spent 15 years with the Pacific Telesis Group, Inc. of Pacific Bell, a telecommunications company. Mr. Gyani holds a BA in business administration and an MBA from San Francisco State University. From June 2007 to June 2010, Mr. Gyani served on the board of directors of Mobile Telesystems, Inc. Mr. Gyani also previously served on the board of directors of Keynote Systems, Inc., Safeway, Inc. and Audience, Inc. (acquired by Knowles Corporation in 2015). Currently, Mr. Gyani serves on the boards of directors of Blackhawk Network Holdings, Inc. and Union Bank, N.A., as well as on the boards of directors of certain private companies.
Mr. Gyani was selected to serve on our Board based on his extensive experience with technology and networking companies and broad experience in the telecommunications industry.
Richard Lynch has served as one of our directors since March 2012. Mr. Lynch has been president of FB Associates, LLC, an advisory and consulting services company, since September 2011. From October 2010 to August 2011, Mr. Lynch served as Executive Vice President of Enterprise-wide Strategic Technology Initiatives at Verizon Communications Inc., and from July 2007 to October 2010, as Executive Vice President and Chief Technology Officer. From 2000 to 2007, Mr. Lynch served as Chief Technology Officer at Verizon Wireless. He is a Fellow of The Institute of Electrical and Electronic Engineers and has been awarded patents in the field of wireless communications. Mr. Lynch is a graduate of Lowell Technological Institute, now University of Massachusetts, where he received BS and MS degrees in Electrical Engineering. He has also completed post graduate work at The Wharton School at the University of Pennsylvania and the Johnson School of Management at Cornell University. Mr. Lynch serves as a member of the board of directors of Blackberry (formerly known as Research In Motion Limited), Sonus Networks, Inc. and Telecordia dba iconectiv and syncreon, and was previously a member of the board of directors of TranSwitch Corporation.
Mr. Lynch was selected to serve on our Board based on his extensive experience with technology and networking companies.
Class III Directors
Stewart Grierson has served as one of our directors since June 2012. From April 2015 to the present, Mr. Grierson served as Chief Financial Officer of Delphix, a data as a service company. From January 2013 to January 2015, Mr. Grierson served as Chief Financial Officer and Senior Vice President of Operations of Coraid, Inc., a data storage company. From October 2004 to June 2011, Mr. Grierson served as Chief Financial Officer of ArcSight Inc., an enterprise security and software compliance management company, and also served as Vice President of Finance from March 2003 to April 2007 and Secretary from January 2003 to January 2006. From November 1999 to July 2002, Mr. Grierson served in several positions for ONI Systems Corp., a provider of optical communications equipment, including most recently as Vice President and Corporate Controller. From 1992 to 1999, he served in various roles in the audit practice at KPMG LLP. Mr. Grierson holds a BA in economics and a Graduate Diploma in Chartered Accountancy, both from McGill University. Mr. Grierson is also a chartered accountant.
Mr. Grierson was selected to serve on our Board based on his extensive experience with technology and communications companies and his financial and accounting background. Mr. Grierson qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.
Selina Y. Lo's biography is set forth under the heading "Our Executive Officers."
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Board Leadership Structure
Mr. Gyani serves as our Board’s lead independent director. Currently, meetings of the Board are generally chaired by the lead independent director or, at his request, Ms. Lo, our President and Chief Executive Officer and also a member of the Board. The Board currently has no member serving in the position of chairperson of the Board.
The Board appointed Mr. Gyani as the lead independent director to reinforce the independence of the Board as a whole for purposes of calling and conducting meetings of the Board. We believe that the lead independent director helps ensure the effective independent functioning of the Board in its oversight responsibilities. The lead independent director is empowered to, among other things, preside over Board meetings, including, if applicable, executive sessions of the independent directors, approve information to be sent to the Board if requested to do so by the Board, approve proposed meeting agendas and schedules and call meetings of the Board and/or independent directors.
The Board does not currently have a chairperson and we have not adopted any policy regarding a chairperson’s independence. The Board would however consider appointing either an independent or non-independent director as chairperson, depending on what the Board determined to be in the best interests of the Company and its stockholders when selecting a chairperson. We believe that having the President and Chief Executive Officer serve also as a director helps to ensure that the Board and management act with a common purpose, and that Ms. Lo helps to act as a bridge between management and the Board, facilitating the regular flow of information and providing the Board with valuable insight into the day-to-day operations of the Company. For similar reasons, we do not preclude that the President and Chief Executive Officer could additionally serve as chairperson of the Board.
Role of the Board in Risk Oversight
Risk is inherent with every business. Management is responsible for the day-to-day management of the risks that we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Meetings of The Board of Directors
The Board met eight times during 2015. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which they served, held during the portion of the last fiscal year for which they were a director or committee member.
The independent directors meet in executive session without management directors, non-independent directors or management present. These sessions take place prior to or following regularly scheduled Board meetings.
Information Regarding Committees of the Board of Directors
The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
Each of these three standing committees has a written charter approved by our Board that reflects the applicable standards and requirements adopted by the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (“NYSE”). A copy of each charter can be found on our website, http://www.ruckuswireless.com, under the section titled “Investors Relations” and under the subsection “Corporate Governance.” Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K. The following table provides membership and meeting information for 2015 for each of the committees of the Board:

Name	Audit	Compensation	Nominating and Corporate Governance
Selina Y. Lo
William Kish(1)
Georges Antoun	X	X
Gaurav Garg	X	X*
Barton Burstein(2)
Stewart Grierson	X*+
Mohan Gyani^			X
Richard Lynch		X	X*
Total meetings in 2015	9	7	3

*	denotes committee chairperson
+	denotes financial expert
^	denotes lead independent director
(1)	Mr. Kish resigned from the Board effective on May 20, 2015.
(2)	Mr. Burstein was appointed to the Board effective on November 9, 2015.

Below is a description of each standing committee of the Board. The Board has determined that each committee member meets the applicable NYSE rules and regulations regarding “independence” and is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company. The standing committees regularly report to the Board on their actions and recommendations. The committees periodically review their charters and assess their own performance. In addition, the Board, through the Nominating and Corporate Governance Committee, conducts an annual review of the role, function, roster and operation of each of the Board’s standing committees.
Audit Committee
The Audit Committee was established to oversee our corporate accounting and financial reporting processes and audits of its financial statements.
Our Audit Committee currently consists of Messrs. Antoun, Garg and Grierson, each of whom, the Board has determined, satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the Audit Committee is Mr. Grierson, whom the Board has determined is an “audit committee financial expert” within the meaning of the SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. The Audit Committee met nine times during 2015.

The functions of this committee include:

•	reviewing and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;
•	evaluating the performance of our independent registered public accounting firm and deciding whether to retain its services;
•	monitoring the rotation of partners of our independent registered public accounting firm on our engagement team as required by law;
•
reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent registered public accounting firm and management, including a review of disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	considering and approving or disapproving of all related party transactions;
•
reviewing, with our independent registered public accounting firm and management, significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of our financial controls;

•	establishing procedures for the receipt, retention and treatment of any complaints received by us regarding financial controls, accounting or auditing matters; and
•	conducting an annual assessment of the performance of the Audit Committee and its members and the adequacy of its charter.
Compensation Committee
Our Compensation Committee consists of Messrs. Antoun, Garg and Lynch. The Board has determined that each of Messrs. Antoun, Garg and Lynch is independent under the NYSE listing standards, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The chair of our Compensation Committee is Mr. Garg. The Compensation Committee met seven times during 2015.
The functions of this committee include:

•	reviewing and recommending to the full board of directors the compensation and other terms of employment of our Chief Executive Officer;
•	reviewing and approving the compensation and other terms of employment of our executive officers other than the Chief Executive Officer;
•	reviewing and approving corporate performance goals and objectives relevant to such compensation;
•	reviewing and recommending to the full board of directors the compensation of our directors;
•	evaluating, adopting and administering equity incentive plans, compensation plans and similar programs, as well as modification or termination of plans and programs;
•	establishing policies with respect to equity compensation arrangements;
•
reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” and recommending to the full board its inclusion in our periodic reports to be filed with the SEC; and

•	reviewing and assessing, at least annually, the performance of the Compensation Committee and the adequacy of its charter.

Compensation Committee Processes and Procedures
Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The Compensation Committee meets in executive session as needed and, from time to time, various members of management and other employees as well as outside advisers or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee or the Board regarding her compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisers and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and NYSE, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
In 2015, after taking into consideration the six factors prescribed by the SEC and NYSE described above, at the direction of the Compensation Committee, we engaged Radford, an Aon Hewitt Consulting Company (“Radford”), to support management and the Compensation

Committee in reviewing and making decisions regarding the compensation of our directors and executive officers. Radford is a well-known and respected management consulting firm that provides compensation advisory services to compensation committees and management.
The Compensation Committee relied on data and advice from Radford in reviewing and determining the following decisions with respect to our executive compensation policies and practices:

•	peer company groups composed of public and private companies with comparable revenues, taking into consideration market capitalization, industry segment, total employees, and geographic location;
•	cash and equity compensation data for the peer groups;
•	best practices in our market for executive compensation policies and practices, including base salaries, short term cash incentives, long-term equity compensation and severance program design;
•	our director compensation program; and
•	equity grant guidelines for our executive officers and our broad-based employee population.
We pay for the costs of Radford’s work, and management has the ability to direct their work under the supervision of the Compensation Committee. In 2015, Radford was not present at any deliberations of our Board, however they did participate in Compensation Committee meetings when necessary. In 2015, the total cost of the services provided by Radford did not exceed 1% of Radford’s revenue. The Board and the Compensation Committee were aware that Radford was retained and instructed by management, and did not believe that this created an impermissible conflict of interest or impaired their ability to provide thoughtful guidance and appropriate company peer data. The Compensation Committee may retain its own independent compensation consultant in the future.

In 2012, the Compensation Committee formed an Equity Subcommittee, currently composed of the Company’s Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock options and restricted stock units (“RSUs”) to employees who are not officers of the Company within certain pre-approved guidelines. The purpose of this delegation of authority was to enhance the flexibility of equity administration within the Company and to facilitate the timely grant of equity to non-officer employees within specified limits approved by the Compensation Committee based on the employee’s geographic location, level and job function. During 2015, the subcommittee exercised its authority to grant RSUs and options to purchase stock for an aggregate of 2,151,565 shares to non-officer employees.
The Compensation Committee determines most of the significant adjustments to annual compensation programs, recommends to the Board bonus and equity awards for our Chief Executive Officer, determines bonus and equity awards for executive officers other than our Chief Executive Officer, and recommends to the Board new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of her performance is conducted by the Compensation Committee, which recommends to the Board for its adoption any adjustments to her compensation as well as awards to be granted to her. For all its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.
Compensation Committee Interlocks and Insider Participation
As noted above, the Compensation Committee consists of Messrs. Antoun, Garg and Lynch. None of the members of the Compensation Committee has at any time been an officer or employee of Ruckus Wireless, Inc. No member of the Board or of the Compensation Committee served as an executive officer of another entity that had one or more of our executive officers serving as a member of that entity’s board or compensation committee.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Messrs. Gyani and Lynch. The Board has determined that Messrs. Gyani and Lynch are independent under the NYSE listing standards. The chair of our Nominating and Corporate Governance Committee is Mr. Lynch. The Nominating and Corporate Governance Committee meet three times during 2015.

The functions of this committee include:
•	reviewing periodically and evaluating performance of the Board and its applicable committees, and recommending to the Board and management areas for improvement;
•	interviewing, evaluating, nominating and recommending individuals for membership on the Board;
•	reviewing and recommending to the Board the terms of, and any amendments to, our corporate governance policies; and
•	reviewing and assessing, at least annually, the performance of the Nominating and Corporate Governance Committee and the adequacy of its charter.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the highest professional and personal ethics and values, consistent with our Code of Business Conduct. Candidates should have broad experience and demonstrated excellence in their fields. They should possess relevant expertise upon which to be able to offer advice and guidance to management and be committed to enhancing stockholder value. They should have sufficient time to devote to our affairs and to carry out their duties. They should have the ability to exercise sound business judgment and to provide insight and practical wisdom based on experience. Each director must represent the interests of all stockholders. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time.

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee periodically assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of our Board, professional search firms, stockholders or other persons. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to our Board by majority vote. These candidates are evaluated at meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year.

The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for our Board who meet the minimum qualifications as described above. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Any stockholder recommendations proposed for consideration by the Nominating and Corporate Governance Committee should be in writing and delivered to the Nominating and Corporate Governance Committee at the following address: 350 West Java Drive, Sunnyvale, California 94089. Submissions must include the full name, age and address of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our stock, including the class and number of shares of each class of capital stock owned and date(s) the shares were acquired. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Following verification of the stockholder status of persons proposing candidates, the Nominating and Corporate Governance Committee aggregates the recommendations and considers them at a regularly scheduled meeting prior to the issuance of the proxy statement for our next Annual Meeting of Stockholders. If any materials are provided by a stockholder in connection with the recommendation of a director candidate, such materials are forwarded to the Nominating and Corporate Governance Committee.

All proposals of stockholders that are intended to be presented by such stockholder at the Annual Meeting of Stockholders must be in writing and received by us no later than 120 calendar days in advance of the first anniversary date of mailing of the Company’s proxy statement released to stockholders in connection with the previous year’s Annual Meeting of Stockholders, including any proposals to be included in that year’s proxy materials. Stockholders are also advised to review our bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.

Stockholder Communications with the Board of Directors
Our stockholders and other interested parties may communicate with the Board by writing to our Corporate Secretary at Ruckus Wireless, Inc., 350 West Java Road, Sunnyvale, California 94089. Our Corporate Secretary will review these communications and will determine whether they should be presented to our Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications. All communications directed to the Audit Committee in accordance with our Whistleblower Policy that relate to questionable accounting or auditing matters involving Ruckus Wireless, Inc. will be promptly and directly forwarded to the chairman of the Audit Committee.
Code of Business Conduct
We have adopted the Ruckus Wireless, Inc. Code of Business Conduct that applies to all officers, directors and employees. The Code of Business Conduct is available on our website at http://investors.ruckuswireless.com. Information contained in, or accessible through, our website is not a part of this amended Annual Report on Form 10-K/A. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the Code of Business Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Corporate Governance Guidelines
In July 2012, the Board documented, and in July 2013 revised, the governance practices followed by the Company by adopting Corporate Governance Guidelines to assure that the Board and Nominating and Corporate Governance Committee will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of the our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at http://investors.ruckuswireless.com. Information contained in, or accessible through, our website is not a part of this amended Annual Report on Form 10-K/A.

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This compensation discussion and analysis reviews and discusses our 2015 compensation programs and policies for the following individuals:

•	Selina Y. Lo, President and Chief Executive Officer;

•	Seamus Hennessy, Chief Financial Officer;

•	Daniel Rabinovitsj, Chief Operating Officer;

•	Ian Whiting, Chief Commercial Officer; and

•	Scott Maples, Vice President Legal and General Counsel.

We refer to these individuals as our “named executive officers” or “NEOs.” This Compensation Discussion and Analysis should be read in connection with the compensation tables and related disclosure set forth below.
General Overview and Objectives of our Executive Compensation Programs
The market for wireless products is highly competitive. We believe that the success of our company, like many technology companies, depends a great deal on our ability to attract and retain talented employees who have the skills and experience to help us manage and expand our business. As such, the principal objectives of our executive compensation programs are to attract and retain talented executives whose skills and experience enable them to contribute to the long-term success of the Company, to provide a compensation program that fairly compensates executives and that aligns executives’ long-term interests with those of our stockholders.
Historically, as a privately-held technology company, our executive compensation program consisted primarily of modest base salaries and stock option grants, relying heavily on the stock options grants to provide incentives to attract and retain employees. In 2015 we continued a policy established in 2013, following our initial public offering in 2012, of shifting the mix of compensation elements over a multi-year period in order to offer more cash compensation to our named executive officers to more closely align our compensation program with our public peer companies. As a result, certain of our named executive officers received increases in their base salaries and target bonus percentages. In November 2015, we granted equity awards to certain of our named executive officers in order to continue the policy of having multi-year retention incentives in place for the officers. We expect to continue to evaluate the appropriate mix of compensation elements to provide an overall executive compensation program that achieves the objectives described above.
Role of Board of Directors, Compensation Committee, Management and Compensation Consultant
Role of Board of Directors and Compensation Committee. Since our initial public offering, the Compensation Committee has been responsible for administering and overseeing our compensation policies, plans and programs. The Compensation Committee makes recommendations to our Board regarding the compensation of our Chief Executive Officer and is responsible for determining the compensation of our other executive officers. During their deliberations and in making compensation decisions, our Board and Compensation Committee consider such matters as they deem appropriate, including our financial and operating performance, the performance of our common stock, factors specific to individual officers, such as their individual achievements and retention concerns, and the comparative compensation data described below.
Role of Management. Members of management, in particular our Chief Executive Officer and Vice President of Human Resources, work with the Compensation Committee. Our Chief Executive Officer, as the manager of our executive team, often attends Compensation Committee meetings and makes recommendations to the Compensation Committee regarding compensation of our named executive officers other than herself. Other officers attend Compensation Committee meetings to provide information, to answer questions and to provide management’s perspective on our compensation programs. No executive officer participates directly in the final deliberations or determinations regarding his or her own compensation package.
Role of Compensation Consultant. As described in greater detail in “Compensation Committee Processes and Procedures,” we have engaged Radford to support management and the Compensation Committee in making decisions regarding the compensation of our executive officers and non-employee directors. Radford provides us with market compensation data and analysis, which the Board and Compensation Committee use as a reference when making executive compensation decisions.

Peer Group and Competitive Data
In making 2015 compensation decisions, our Board of Directors and Compensation Committee considered data supplied by Radford on the compensation of executives at a group of peer companies set forth below. The 2015 peer group was selected considering revenue, sector, market capitalization, revenue growth rate, length of time since IPO and location (focusing on companies in the San Francisco Bay Area or other technology hubs), with a goal of identifying similarly situated companies.
2015 Peer Group:

A 10 Networks	CalAmp	Infoblox	RingCentral
Aerohive Networks	Extreme Networks	NetScout Systems	Sonus Networks
Arista Networks	FireEye	Nimble Storage	Ubiquiti Networks
Aruba Networks	Guidewire Software	Palo Alto Networks	Proofpoint
Barracuda Networks	Infinera

The Compensation Committee believes it is useful to review comparative data as a reference point when making compensation decisions for our executive officers. When our Compensation Committee makes executive compensation decisions, it generally reviews the peer data at the 25th, 50th, 65th and 75th percentiles as a reference. Now that we have largely completed a transition from a pre-IPO compensation model to a public company compensation model, our Compensation Committee generally intends to review the peer data with a goal of establishing cash compensation around the 50th percentile of the peer data and equity compensation around the 65th percentile of the peer data in order to attract, retain and motivate our named executive officers. However these guidelines are not rigid, and our Compensation Committee has and may continue to grant compensation above or below these levels as it determines in its discretion and business judgement, including as necessary to recruit or retain an officer. In particular, when hiring new officers, competitive market conditions play a significant factor and may result in compensation above these guidelines. In the case of our Chief Executive Officer, Ms. Lo’s cash compensation remains below the 50th percentile of the peer data reflecting her substantial equity ownership in the company.
2015 Advisory Vote on Compensation
At our 2015 annual stockholders’ meeting, we conducted our first non-binding advisory vote on the compensation of our named executive officers, with over 70% of our stockholders voting for the approval of such compensation as disclosed in the proxy statement for that meeting. Our compensation committee reviewed the results of the 2015 advisory vote and in response to that and stockholder feedback, modified our executive compensation programs by introducing performance conditions with respect to a portion of the equity awards granted to the company’s executive officers.
Principal Elements of Compensation
The 2015 compensation of our named executive officers consisted of the following elements, each of which was designed to fulfill one or more of the principles and objectives described above:

•	Base salary;

•	Annual cash bonus opportunity;

•	Equity incentives (in the form of restricted stock units and performance stock units); and

•	Severance benefits.

Each of these elements is described in greater detail below. The specific mix and amount of compensation elements has been and will continue to be within the discretion and business judgment of our Board and Compensation Committee.
Base Salary. We provide base salaries to our named executive officers to compensate them for their services rendered on a day to day basis and to provide sufficient fixed cash compensation to allow the officers to focus on their responsibilities to the company. Base salaries are generally reviewed annually and may be reviewed more frequently, for example in connection with a promotion. Consistent with the policy described above of increasing the cash compensation of our named executive officers to more closely align with our peer companies, our Board and Compensation Committee approved base salary increases for Messrs. Hennessy and Maples set forth below, effective May 1, 2015. The primary goal of these base salary increases was to shift the officers’ cash compensation towards a higher percentile of the peer company data, and the resulting base salaries are between the 50-75th percentile of these peer companies. No change was made to Mr. Rabinovitsj’s base salary as the base salary he negotiated in connection with his commencement of employment in 2014 was not below market. However, the Compensation Committee approved a one-time payment of $15,000 to be paid to Mr. Rabinovitsj on November 1, 2015 in lieu of a salary adjustment. Ms. Lo did not receive an increase in base salary in light of her substantial equity holdings, including the equity awards granted to her in 2015, and her salary remains below the 50th percentile of the peer company CEOs.

Officer	2014 Base Salary Effective May 1, 2014	2015 Base Salary Effective May 1, 2015
Selina Y. Lo	$375,000	$375,000
Seamus Hennessy	$290,000	$340,000
Daniel Rabinovitsj	$450,000	$450,000
Scott Maples	$272,000	$283,000
Mr. Whiting’s initial base salary was negotiated in connection with the commencement of his employment in April 2015, and was set at $420,000 per year in light of his current cash compensation and a competing offer.
Annual Cash Performance Incentive. Our annual cash bonus opportunities are designed to reward and incentivize management to achieve company goals that we believe will in turn further our long-term business objectives. Our 2015 bonus program provided our named executive officers, other than Mr. Whiting who participates in our commission program along with our other sales employees, and other eligible employees with the opportunity to earn cash bonuses based on the achievement of our corporate gross revenue objectives and our corporate operating margin objectives (excluding extraordinary litigation expenses and costs related to mergers and acquisitions), with a weighting assigned to each objective. The Compensation Committee believes that these two corporate objectives, measuring revenue growth and operating expense management, are most aligned with stockholder value.
Each officer has a target bonus expressed as a percentage of base salary. For 2015, our named executive officers’ target bonus opportunities as a percentage of base salary were 75% in the case of Ms. Lo, 55% in the case of Mr. Hennessy, 60% in the case of Mr. Rabinovitsj, and 45% in the case of Mr. Maples. In the case of our named executive officers other than Ms. Lo and Mr. Rabinovitsj, the 2015 target bonus percentages represent an increase from 2014 in order to bring the officers’ target bonuses to approximately the 50th percentile of the peer companies. Ms. Lo’s target bonus remains below the 50th percentile of the peer data.
Our 2015 bonus program provided for semi-annual payments, which we believe reflects market practice among our peer companies. Each officer’s target bonus percentage was applied to the officer’s annualized base salary for the two six-month bonus periods, using the rate in effect on January 1st for the first half of the year and the rate in effect on July 1st for the second half of the year, to determine the officer’s target bonus for the applicable period. We refer to the officers’ target bonus amounts for the first half of the year as their “H1 target bonuses” and the officers’ target bonus amounts for the second half of the year as their “H2 target bonuses.” For example, Mr. Hennessy’s H1 target bonus was $79,750 (55% x $290,000/2) and his H2 target bonus was $93,500 (55% x $340,000/2).
Pursuant to the 2015 program for the first half of the year, up to 75% of the officers’ H1 target bonus (“H1 revenue target bonus”) could be earned based on the Company’s gross revenues and up to 25% of the officers’ H1 target bonus (“H1 operating margin target bonus”) could be earned based on the Company’s operating margin. Under the revenue portion of the H1 bonus program, no bonus was earned unless the Company’s gross revenues for the six-month period ending June 30, 2015 were at least 90% of the gross revenue objective for the period (the “H1 revenue objective”). In between 90-100% achievement of the H1 revenue objective, each officer would earn a bonus equal to 50-100% of the officer’s H1 revenue target bonus, calculated on a linear basis. Under the operating margin portion of the HI bonus program, no bonus was earned unless the Company’s operating margin performance for the six-month period ending June 30, 2015 was at least 80% of the operating margin objective for the period (the “H1 operating margin objective”). In between 80-100% achievement of the H1 operating margin objective, each officer would earn a bonus equal to 50-100% of the officer’s H1 operating margin target bonus, calculated on a linear basis. Each officer’s bonus for the first half of the year was equal to the sum of the bonuses earned based on the Company’s revenue and operating margin performance.
The bonus program for the second half of the year functioned in the same manner, with bonuses determined based on the officers’ H2 target bonuses and achievement of the Company’s gross revenue objective for the six-month period ending December 31, 2015 (the “H2 revenue objective”) and the Company’s operating margin objective for the same period (the “H2 operating margin objective”). In the second half of the year, each officer had the opportunity to earn additional bonuses if the Company’s gross revenues for the year exceeded the sum of H1 and H2 revenue objectives and/or if the Company’s operating margin performance for the year was above the sum of the H1 and H2 operating margin objectives. For each 1% of annual revenues and/or operating margin performance above the sum of the H1 and H2 objective, each officer would earn an additional 2% (up to a maximum of 50%) of their target annual bonus allocated to the objective.
We believe the revenue and gross margin objectives were not certain but were attainable based on the Company’s projections provided the Company executed well in accordance with the operating plan approved by the Board at the beginning of the year. For the first half of the year, we achieved 96.86% of the H1 revenue objective of $179.95 million and 86.33% of the H1 operating margin objective of $18.77 million. As a result, each of our named executive officers earned an amount equal to 85.75% of his or her H1 target bonus. For the second half of the year, we achieved 94.6%

of the Company’s H2 revenue objective of $210.35 million, 89.8% of the Company’s H2 operating margin objective of $30.94 million. Accordingly, each named executive officer earned an amount equal to 80.75% of his or her H2 target bonus. Each officer’s actual 2015 bonus is set forth in the table below and in the Bonus column of the 2015 Summary Compensation Table.

Name	H1 Bonus	H2 Bonus
Selina Y. Lo	$120,586	$113,554
Seamus Hennessy	$68,386	$75,501
Daniel Rabinovitsj	$115,763	$109,012
Scott Maples	$52,479	$51,418

Commissions. Mr. Whiting, our Chief Commercial Officer, is eligible to earn commissions under the commission plan generally applicable to our sales employees. We believe that paying our sales force partially in commissions motivates them to increase sales (and, therefore, revenue) and that the compensation of Mr. Whiting, the head of our sales division, should be aligned with the rest of the sales team.
Mr. Whiting’s commissions were determined and paid quarterly based on achievement of revenue objectives from shipments of the Company’s products and sales expense objectives in the 2015 operating plan approved by our board of directors at the beginning of 2015 and which we believed were reasonable based on projections at the time the objectives were established. The plan was designed so that Mr. Whiting would receive 100% of his base salary in commissions (his “on target commission”) if the Company achieved 100% of the quarterly revenue and sales expense objectives. Pursuant to our commission plan, no commissions would be earned if we did not achieve at least 85% of the revenue objective for the quarter. Assuming this threshold was achieved, 75% of Mr. Whiting’s commissions were based on our quarterly revenue objective and 25% of his commissions were based on our quarterly sales expense objective. If the revenue achieved was more than 100% of the quarterly revenue objective up to 125% of the objective, then the commission percentage applied to such additional revenue would be increased by a factor of 1.5. Notwithstanding the foregoing, as a benefit Mr. Whiting negotiated as part of his hire, we guaranteed Mr. Whiting a non-recoverable draw for the second and third quarters of 2015 equal to his on target commission for such quarters. Mr. Whiting’s non-recoverable draw and commissions are reflected in the Bonus and All Other Compensation columns of the 2015 Summary Compensation Table respectively.
Equity Incentives. Typically, each named executive officer receives a significant equity award upon joining the Company. Thereafter, equity awards are typically considered annually, as we believe is common practice among our peer companies, and in connection with a promotion or to address retention concerns. In determining the size of the initial and annual equity awards granted to our named executive officers, our Board and Compensation Committee consider such factors as they consider appropriate, including the officer’s cash compensation and performance, the amount of unvested equity held by the officer, internal equity and the compensation data provided by Radford.
Historically, as a privately-held company, stock options were the primary component of our executive compensation program. We believe that stock options align the interests of our officers with those of stockholders by allowing our officers to participate in future appreciation of our stock while remaining accountable for business setbacks, as an option only has value if our stock price increases above the price on the date the option is granted. In addition, we believe options provide a valuable retention tool due to vesting requirements that generally require several years of service.
Beginning in 2013 we introduced RSUs to our executive compensation program as do many of our peer group companies at this stage of growth. Each RSU represents the right to receive one share of our stock at no cost to the recipient if vesting and other requirements are satisfied. As a result, RSUs retain some value even if our stock price declines or does not appreciate significantly while still maintaining alignment with the interests of stockholders and providing a valuable retention tool due to vesting requirements that generally require several years of service. RSUs also help reduce dilution as the number of RSUs granted is typically smaller than the number of shares subject to an option.
In 2015, we introduced RSUs with performance vesting conditions (which we refer to as PSUs) in an effort to increase the percentage of pay tied to performance over both the near-term and over a longer period to better align with factors we believe drive shareholder value. This approach eliminates time-based vesting as the only means of vesting equity awards to our named executive officers and other key employees while still providing retention incentives over a three year period in support of the Company’s business model evolution. PSUs replaced stock options as the performance component of our named executive officers’ 2015 annual equity awards.
Consistent with this approach, in November 2015 our Board granted RSUs and PSUs to Ms. Lo and our Compensation Committee granted RSUs and PSUs to our named executive officers other than Ms. Lo. In connection with these awards, our Board and Compensation Committee reviewed equity compensation data provided by Radford which showed the 50th and 75th percentile awards for similar executives at our peer companies. In the case of our founder Ms. Lo, who holds significant vested equity and whose cash compensation is considerably below that of other CEOs in our peer group, the Board set her equity award at around the 50th percentile, in order to provide additional incentives. The size of the equity awards granted to our other named executive officers was generally between the 50th-75th percentile of the Radford data and was determined based on recommendations from Ms. Lo, which reflect a subjective assessment of the officer’s responsibilities as well as the amount and vesting length of unvested equity held by each officer. These 2015 equity awards are set forth in the table below and reflect at least half of the equity awards granted to our named executive officers were subject to performance vesting conditions:

Name	RSUs	Revenue PSUs	Operating Margin PSUs
Selina Y. Lo	88,000	66,000	66,000
Seamus Hennessy	80,000	60,000	60,000
Daniel Rabinovitsj	60,000	45,000	45,000
Scott Maples	19,000	9,500	9,500

As is typical for our equity awards, the RSUs vest over four years of service. The Revenue PSUs granted to our named executive officers will vest if we achieve $500 million in revenue in any four consecutive quarters during 2016 and 2017. Half of the Operating Margin PSUs vest based on our corporate operating margin objective for the fourth quarter of 2016, and the remaining half of the Operating Margin PSUs vest based on our corporate operating margin objective for 2017, in each case as set forth in the operating plan established by our board of directors at the beginning of the applicable fiscal year. The operating margin objectives established in our annual operating plans typically reflect amounts we believe are reasonable to achieve based on projections at the time they are established. In the case of the PSUs vesting based on operating margin objectives, our named executive officers have the opportunity to earn an additional 10% of Operating Margin PSUs set forth above if we overachieve our operating margin objectives.
In connection with Mr. Whiting’s commencement of employment with us, he received a stock option exercisable for 80,000 shares and 280,000 RSUs. The size of these awards was the product of an arms-length negotiations at the time of his hire and reflects the fact that he left a significant position to join us and had other offers of employment with which we were competing. As is typical for our new hire equity awards, these awards vest over a four year period. In order to induce Mr. Whiting to accept our offer of employment, we provided him with an additional sales equity incentive opportunity, consisting of RSUs that would be granted if the Company overachieved its 2015 revenue target. At 110% achievement we agreed to grant Mr. Whiting 30,000 RSUs and at 125% achievement we agreed to grant him an additional 30,000 RSUs. As the Company did not achieve its 2015 revenue target, no RSUs were granted to Mr. Whiting pursuant to this arrangement.
The equity awards granted to our named executive officers are set forth in the 2015 Grants of Plan-Based Awards Table below.
Severance Benefits. In February 2016 at our regularly scheduled meeting, our Board renewed a severance plan originally adopted in March 2013, pursuant to which selected current and future employees, including our named executive officers, are eligible for severance benefits under certain circumstances. The severance plan replaced various individually negotiated arrangements with several of our named executive officers and provides a uniform approach to severance protection. We believe that severance protection is necessary to attract and retain top talent by mitigating some of the risks the executives perceive in working at a smaller public company. In addition, we believe the possibility of a change in control creates uncertainty for our officers regarding their continued employment with the Company because such transactions frequently result in management changes. For that reason, the severance plan also provides change in control protections to our executive officers to alleviate concerns regarding the possible occurrence of such a transaction and encourages executives to remain with the Company through the negotiation of a change in control transaction, preserving the value of the Company and the potential benefit to our stockholders in the transaction. In addition, the severance plan is structured with a three-year term in order to allow us to re-evaluate these arrangements based on changes in company circumstances. A summary of the material terms of the severance plan, together with a quantification of the benefits our named executive officers are eligible to receive under the severance plan, may be found in the current section of this document entitled “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.”
Our severance plan generally does not affect the Compensation Committee's decisions regarding other elements of compensation. The severance plan serves specific purposes that we believe are not related to the determination of a named executive officer's current compensation.
Perquisites and Other Benefits. We generally do not provide perquisites or other benefits to our named executive officers other than those available to employees generally.
Corporate Governance Considerations
We do not have stock ownership guidelines for our executive officers, because the Compensation Committee believes that the vested and unvested stock and option holdings of our executive officers are sufficient at this time to align their interests with those of our stockholders. However, we continue to evaluate the usefulness and appropriateness of such guidelines from time to time. Our executive officers are subject to our insider trading policy that prohibits, among other things, hedging transactions in our common stock as well as pledging of our securities.

In addition, we have not adopted a policy on whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to the named executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our Compensation Committee believes that this issue is best addressed if and when a need actually arises, when all of the facts regarding the restatement are known. We intend to comply with all applicable laws and regulations requiring any adjustments to or recovery of incentive compensation.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the amount that we may deduct from our federal income taxes for remuneration paid to our named executive officers (other than our Chief Financial Officer) to $1 million per officer per year. Section 162(m) provides an exception from this deduction limitation for certain forms of “performance-based compensation.” While our Compensation Committee is mindful of the benefit to us of the full deductibility of compensation, it has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee believes that it should retain the flexibility to compensate our executive officers in a manner consistent with our business objectives and the best interests of our company and our stockholders.
In addition, although we have not typically tailored our executive compensation program to achieve particular accounting results, we do consider the impact of accounting treatment when we make compensation decisions.
Compensation Committee Report (1)
The Compensation Committee oversees the compensation programs of Ruckus Wireless, Inc. on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this document.
In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the amended Annual Report on Form 10-K/A for the year ended December 31, 2015.
Gaurav Garg, Chairman
Georges Antoun
Richard Lynch

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, other than our Annual Report on Form 10-K, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

Name and principal position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	All Other Compensation		Total
Selina Y. Lo	2015	$375,000	$234,141	$1,749,440	$—	$3,302	(3)	$2,361,883
President and Chief Executive Officer	2014	$375,000	$261,914	$1,683,750	$1,523,320	$2,760	(3)	$3,846,744
	2013	$356,667	$—	$728,550	$2,680,641	$51,391	(4)	$3,817,249
Seamus Hennessy	2015	$323,333	$143,887	$1,590,400	$—	$1,520	(3)	$2,059,140
Chief Financial Officer	2014	$285,000	$118,153	$336,750	$761,660	$978	(3)	$1,502,541
	2013	$270,000	$—	$335,000	$410,868	$14,240	(5)	$1,030,108
Daniel Rabinovitsj(6)	2015	$450,000	$264,776	$1,192,800	$—	$2,222	(3)	$1,909,798
Chief Operating Officer	2014	$119,423	$58,200	$3,367,500	$2,475,395	$420	(3)	$6,020,938
Scott Maples	2015	$279,333	$103,897	$323,760	$—	$2,222	(3)	$709,212
Vice President Legal and General Counsel	2014	$268,000	$98,920	$161,640	$190,415	$1,680	(3)	$720,655
	2013	$256,667	$—	$167,500	$205,434	$3,194	(7)	$632,795
Ian Whiting(8)	2015	$286,462	$180,000	$3,018,400	$453,552	$100,361	(9)	$4,038,775
Chief Commercial Officer

(1)	Amounts shown in this column represent corporate incentive cash bonus awards granted to our named executive officers for performance during the respective fiscal year.
(2)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted in the respective fiscal year, computed in accordance with the provisions of FASB ASC Topic 718 and the grant date fair value of each time-vested restricted stock unit or performance stock unit, as applicable, based on the closing price of Ruckus’ common stock on the grant date. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements included in our 2015 Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	Represents group life insurance premiums paid by the Company, imputed income and matching 401(k) contributions.
(4)
Represents of $910 in group life insurance premiums paid by the Company and imputed income, and a pay-out of accrued vacation of $50,481 paid in conjunction with conversion to a non-accrual paid time off arrangement.

(5)
Represents $491 in group life insurance premiums paid by the Company and imputed income, and a pay-out of accrued vacation of $13,749 paid in conjunction with conversion to a non-accrual paid time off arrangement.

(6)	Mr. Rabinovitsj joined the Company on September 25, 2014, and his 2014 salary is prorated.
(7)
Represents $819 in group life insurance premiums paid by the Company and imputed income, and a pay-out of accrued vacation of $2,375 paid in conjunction with conversion to a non-accrual paid time off arrangement.

(8)	Mr. Whiting joined the Company on April 27, 2015, and his 2015 salary is prorated.
(9)	Represents $279,584 in sales commissions earned during fiscal year 2015 and $776 in group life insurance premiums paid by the Company.

2015 Grants of Plan-Based Awards
The following table provides information regarding all grants of plan-based awards that were made to or earned by each of our NEOs in 2015. The information in this table supplements the dollar value of stock options and other awards set forth in the Summary Compensation Table by providing additional details about the award

Name	Grant Date	Date of Corporate Approval	Number of Shares Underlying Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option and Stock Awards ($)(1)(2)
Selina Y. Lo	11/04/2015	11/04/2015	88,000	–	–	$999,680
	11/04/2015	11/04/2015	66,000	–	–	$749,760
Seamus Hennessy	11/04/2015	11/04/2015	80,000	–	–	$908,800
	11/04/2015	11/04/2015	60,000	–	–	$681,600
Daniel Rabinovitsj	11/04/2015	11/04/2015	60,000	–	–	$681,600
	11/04/2015	11/04/2015	45,000	–	–	$511,200
Scott Maples	11/04/2015	11/04/2015	19,000	–	–	$215,840
	11/04/2015	11/04/2015	9,500	–	–	$107,920
Ian Whiting	05/01/2015	05/01/2015	–	80,000	$10.78	$453,552
	05/01/2015	05/01/2015	280,000	–	–	$3,018,400

(1)	For option awards, represents the grant date fair value of such option award as determined in accordance with ASC 718 using the Black Scholes valuation model.

(2)	For stock awards, represents the grant date fair value of time-vested restricted stock units based on the closing price of Ruckus’ common stock on the grant date.

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units That Have Not Vested		Market Value of Shares That Have Not Vested
Selina Y. Lo	1,754,904	—		$0.43	1/17/2018	—		—
	700,000	—		$0.82	11/22/2019	—		—
	70,052	17,513	(1)	$5.71	6/18/2022	—		—
	2,133,073	29,362	(1)	$5.71	6/18/2022	—		—
	146,250	123,750	(2)	$16.19	10/24/2023	—		—
	—	200,000	(3)	$13.47	9/30/2024	—		—
	—	—		—		301,500	(4)(7)(10)(11)	$3,229,065
Seamus Hennessy	58,500	—		$0.20	5/7/2019	—
	75,000	—		$1.24	6/24/2020	—
	437,287	—		$2.01	6/20/2021	—
	141,168	35,292	(5)	$5.71	6/27/2022	—
	21,666	18,334	(2)	$16.75	9/30/2023	—
	29,166	70,834	(6)	$13.47	9/30/2024	—
	—	—		—	—	168,750	(7)(9)(10)(11)	$1,807,313
Daniel Rabinovitsj	101,562	223,438	(8)	$13.47	9/30/2024	—		—
	—	—		—		292,500	(10) (11)(15)	$3,132,675
Scott Maples	186,850	13,750	(12)	$4.63	3/22/2022	—		—
	88,000	22,000	(5)	$5.71	6/27/2022	—		—
	10,833	9,167	(2)	$16.75	9/30/2023	—		—
	7,291	17,709	(6)	$13.47	9/30/2024	—		—
	—	—		—	—	42,500	(7)(9)(10)(11)	$455,175
Ian Whiting	—	80,000	(13)	$10.78	4/30/2025	—		—
	—	—		—	—	280,000	(14)	$2,998,800

(1)
This option began vesting on January 1, 2012. The shares subject to the stock option vest over a four year period, with 1/48th of the shares vesting each month, subject to continued service to us through each vesting date.

(2)
This option began vesting on October 1, 2013. The shares subject to the stock option vest over a four year period, with 1/48th of the shares vesting each month, subject to continued service to us through each vesting date.

(3)
This option will begin vesting on January 1, 2016. The shares subject to the stock option vest over a three year period, with 1/36th of the shares vesting each month, subject to continued service to us through each vesting date.

(4)
Represents restricted stock units granted that began vesting on October 3, 2015. The shares subject to the stock award vest over a three year period, with 1/6th of the shares vesting each six months, subject to continued service by such employee to us through each vesting date.

(5)
This option began vesting on June 28, 2012. The shares subject to the stock option vest over a four year period, with 10% of the shares vesting in the first 12 months at a rate of 1/12th of 10% of the shares underlying the option vesting each month, 20% of the shares vesting in the 13th through 24th month at a rate of 1/12th of 20% of the shares underlying the option vesting each month, 30% of the shares vesting in the 25th through 36th month at a rate of 1/12th of 30% of the shares underlying the option vesting each month, and 40% of the shares vesting in the 37th through 48th month at a rate of 1/12th of 40% of the shares underlying the option vesting each month, subject to continued service to us through each vesting date.

(6)
This option began vesting on October 1, 2014. The shares subject to the stock option vest over a four year period, with 1/48th of the shares vesting each month, subject to continued service to us through each vesting date.

(7)
Represents restricted stock units granted that began vesting on October 3, 2013. The shares subject to the stock award vest over a four year period, with 1/8th of the shares vesting each six months, subject to continued service by such employee to us through each vesting date.

(8)
1/4th of the total number of shares subject to the option vested one year after September 25, 2014 and the balance of the shares shall vest in a series of 36 successive equal monthly installments subject to continuous service.

(9)
Represents restricted stock units granted that began vesting on October 3, 2014. The shares subject to the stock award vest over a four year period, with 1/8th of the shares vesting each six months, subject to continued service by such employee to us through each vesting date.

(10)
Represents restricted stock units granted that began vesting on October 3, 2015. The shares subject to the stock award vest over a four year period, with 1/8th of the shares vesting each six months, subject to continued service by such employee to us through each vesting date.

(11)	Represents performance stock units, which will vest following the achievement of performance metrics determined by the compensation committee of the board of directors.
(12)
This option began vesting on March 22, 2012. The shares subject to the stock option vest over a four year period, with 1/4 of the shares vesting one year after March 22, 2012 and 1/36th of the remaining shares vesting monthly thereafter, subject to continued service to us through each vesting date.

(13)
This option began vesting on April 27, 2015. The shares subject to the stock option vest over a four year period, with 1/4 of the shares vesting one year after April 27, 2015 and 1/36th of the remaining shares vesting monthly thereafter, subject to continued service to us through each vesting date.

(14)
Represents restricted stock units granted that began vesting on May 3, 2015. The shares subject to the stock award vest annually over a four year period, subject to continued service by such employee to us through each vesting date.

(15)
Represents restricted stock units granted that began vesting on October 3, 2014. The shares subject to the stock award vest over a four year period, with 1/4th of the shares vesting each year, subject to continued service by such employee to us through each vesting date.

Option Exercises and Stock Vested in 2015

The following table provides information regarding the aggregate number of shares for which options were exercised and awards were vested by each of our NEOs during the fiscal year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Selina Y. Lo	—	—	11,250	$142,875
Seamus Hennessy	168,000	$1,873,887	11,250	$142,875
Daniel Rabinovitsj	—	—	62,500	$781,875
Scott Maples	10,400	$90,113	5,500	$69,850
Ian Whiting	—	—	—	—

(1)
The aggregate value realized upon the exercise of the options represents the difference between the actual sale prices of the shares of our common stock on the date of exercise and the aggregate exercise price of the option.

(2)	The aggregate value realized upon the vesting of stock awards based on the closing price of Ruckus' common stock on the vesting date.

Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control
Severance Benefit Plan
On March 4, 2013, upon the recommendation of the Compensation Committee, the Board adopted a Severance Benefit Plan, which was renewed on February 1, 2016 (the “Severance Plan”), pursuant to which selected current and future employees, including our NEOs, will be eligible for severance benefits under certain circumstances. The Severance Plan supersedes any severance benefits that a participant under the Severance Plan would have been entitled to under any pre-existing agreement between the individual and Ruckus. Unless terminated sooner, the Severance Plan will automatically terminate on the third annual anniversary of its adoption.
The actual amounts that would be paid or distributed to an eligible NEO as a result of a termination of employment occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the NEO’s base salary and the market price of our common stock. Although we have entered into a written agreement to provide severance payments and benefits in connection with a termination of employment under particular circumstances, we, or an acquirer, may mutually agree with the NEOs to provide payments and benefits on terms that vary from those currently contemplated. In addition to the amounts presented below, each NEO would also be able to exercise any previously-vested stock options that he or she held. Finally, the NEOs are eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies.
To receive any of the severance benefits under these agreements, the NEO would be required to execute a release of claims against Ruckus and comply with confidentiality and non-disparagement provisions.
Severance Absent a Change in Control
Under the Severance Plan, if a participating individual is involuntarily terminated without cause, absent a qualifying change in control (as defined in the Severance Plan), then he or she will be entitled to receive (a) cash severance in a lump sum amount equal to his or her monthly base salary multiplied by the number of months in his or her participation notice under the Severance Plan, and (b) continuation of his or her current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months specified in his or her participation notice. Our NEOs are eligible to receive the following payments and benefits:

•	in the case of Ms. Lo, annual base salary for 12 months from the date of termination;
•	in the case of Messrs. Hennessy, Rabinovitsj, Maples and Whiting, annual base salary for six months from the date of termination;
•
health insurance premiums under our group health insurance plans as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), to the extent such COBRA premiums exceed the costs previously paid by the NEO for group health insurance coverage while employed by us, until the earlier of (i) six months (12 months in the case of Ms. Lo) after termination, or (ii) such time as the NEO is eligible for health insurance coverage with a subsequent employer.

Severance in Connection with a Change in Control
In the case of a change in control, if a participating individual is terminated without cause or constructively terminated, either during the three months before or in the year after a change in control, then he or she will be entitled to receive (a) cash severance in a lump sum amount equal to his or her monthly base salary multiplied by the number of months specified in his or her participation notice under the Severance Plan, (b) if specified in his or her participation notice under the Severance Plan, additional cash severance in a lump sum amount equal to his or her monthly bonus target multiplied by the number of months specified in his or her participation notice under the Severance Plan, (c) continuation of his or her current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months specified in his or her participation notice under the Severance Plan, and (d) accelerated vesting of then outstanding compensatory equity awards as to the percentage of unvested shares per equity award specified in his or her participation notice. Our NEOs are eligible to receive the following payments and benefits:

•	annual base salary for 12 months from the change in control, including any applicable target bonus achieved;
•	full acceleration of vesting of any outstanding shares common stock or stock options to purchase common stock granted to the NEO; and
•
health insurance premiums under our group health insurance plans as provided under COBRA, to the extent such COBRA premiums exceed the costs previously paid by the NEO for group health insurance coverage while employed by us, until the earlier of (i) 12 months after a change in control, or (ii) such time as the NEO is eligible for health insurance coverage with a subsequent employer.

 Summary of Estimated Amounts Payable Upon a Separation or Change in Control
The table below estimates the amounts payable upon a separation, change of control and a separation following a change in control as of December 31, 2015 for our NEOs using $10.71, the closing price of the stock on that date.

	Acceleration on Vesting(1)
Name	Stock Options ($)	RSUs & PSUs ($)	Severance Payments (2)($)		COBRA Premiums (3)($)		Total ($)
Selina Y. Lo
Severance Absent a Change in Control	$—	$—	$375,000	(2)	$9,513	(3)	$384,513
Severance in connection with a Change in Control	$234,375	$3,229,065	$375,000	(2)	$9,513	(3)	$3,847,953
Seamus Hennessy
Severance Absent a Change in Control	$—	$—	$170,000	(4)	$14,296	(5)	$184,296
Severance in connection with a Change in Control	$176,460	$1,807,313	$340,000	(2)	$28,592	(3)	$2,352,365
Daniel Rabinovitsj
Severance Absent a Change in Control	$—	$—	$225,000	(4)	$14,296	(5)	$239,296
Severance in connection with a Change in Control	$—	$3,132,675	$450,000	(2)	$28,592	(3)	$3,611,267
Scott Maples
Severance Absent a Change in Control	$—	$—	$141,500	(4)	$14,296	(5)	$155,796
Severance in connection with a Change in Control	$193,600	$455,175	$283,000	(2)	$28,592	(3)	$960,367
Ian Whiting
Severance Absent a Change in Control	$—	$—	$210,000	(4)	$14,296	(5)	$224,296
Severance in connection with a Change in Control	$—	$2,998,800	$420,000	(2)	$28,592	(3)	$3,447,392

(1)
Unvested equity awards will accelerate and become fully vested upon severance in connection with a Change in Control. With respect to stock options, the value is calculated as (a) the difference between $10.71, the closing price of our common stock on December 31, 2015, and the exercise price of the applicable option, multiplied by (b) the number of unvested options subject to accelerated vesting held by the applicable named executive officer. With respect to RSUs and PSUs, the value is calculated as (a) $10.71, the closing price of our common stock on December 31, 2015, multiplied by (b) the number of unvested RSUs and PSUs, respectively, subject to accelerated vesting held by the applicable named executive officer.

(2)	Represents the severance payment equal to twelve months of the executive officer’s base salary as of December 31, 2015.

(3)
Represents twelve months of payments of premiums for continued health insurance coverage under COBRA, assuming in each case that the executive officer timely elects to receive the benefits. We would continue to pay such premiums for twelve months unless the executive officer earlier (a) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment or (b) loses eligibility for continuation coverage under COBRA.

(4)	Represents the severance payment equal to six months of the executive officer’s base salary as of December 31, 2015.

(5)
Represents six months of payments of premiums for continued health insurance coverage under COBRA, assuming in each case that the executive officer timely elects to receive the benefits. We would continue to pay such premiums for six months unless the executive officer earlier (a) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment or (b) loses eligibility for continuation coverage under COBRA.

DIRECTOR COMPENSATION

Director Compensation Table
In 2013, the Board adopted a policy regarding the compensation paid to our non-employee directors in connection with their service on our Board and its committees. Each non-employee director is entitled to receive an annual payment of $30,000 in connection with his service as a director. The non-employee director who serves as our Lead Independent Director is entitled to receive an additional annual payment of $10,000 for service as lead independent director. Additionally, the non-employee director who serves as chairman of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee will be entitled to receive an annual payment of $20,000, $12,000, and $7,500, respectively, for service as the committee chairman. Each non-employee director who serves as a member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee will be entitled to receive an annual payment of $9,000, $6,000 and $4,000, respectively, for service as a member.
In addition to cash compensation, each non-employee director is entitled to receive a non-qualified stock option to purchase 30,000 shares of our common stock under our 2012 Amended & Restated Equity Incentive Plan (the “2012 Plan”) every year on the date of our annual meeting of stockholders, pro-rated for the time served as a director in the previous year. Each option will vest in equal monthly installments over a one year period following the date of grant.
Any new non-employee director will also receive an initial non-qualified stock option grant to purchase 65,000 shares of our common stock under the 2012 Plan on the date such non-employee director is elected or appointed to our Board. The option will vest in annual installments over three years from the date of grant.
All equity awards granted under this policy will vest in full immediately prior to a change in control (as defined in the 2012 Plan), subject to the director’s continuous service (as defined in the 2012 Plan) as of the day prior to the closing of the change in control.
The following table sets forth a summary of the compensation earned during the year ended December 31, 2015 by our non-employee directors:

Name	Fees Paid in Cash	Stock Awards(1)	Option Awards(1)(2)	Total(3)
Gaurav Garg	$51,000	$—	$168,435	$219,435
Mohan Gyani	$44,000	$—	$168,435	$212,435
Georges Antoun	$45,000	$—	$168,435	$213,435
Richard Lynch	$43,500	$—	$168,435	$211,935
Stewart Grierson	$50,000	$—	$168,435	$218,435
James J. Goetz(4)	$—	$—	$—	$—
Barton Burstein(5)	$—	$—	$—	$—

(1)	As of December 31, 2015, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Stock Options
Gaurav Garg	240,000
Mohan Gyani	376,875
Georges Antoun	233,049
Richard Lynch	233,049
Stewart Grierson	233,049
James J. Goetz	—
Barton Burstein	1,773,728

(2)
Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted in the respective fiscal year, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements included in our 2015 Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	The dollar values in this column for each director represent the sum of all compensation referenced in the preceding columns.
(4)	Mr. Goetz waived his compensation in 2015 and resigned from the Board effective February 5, 2015.
(5)
Mr. Burstein was appointed to the Board effective November 9, 2015 following his retirement as the company’s Senior Vice President of Corporate Development & Strategy. Mr. Burstein did not receive an initial grant of equity upon his appointment to the Board. Mr. Burstein will receive compensation as a non-employee director under the Company’s non-employee director compensation policy.

Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015, including our 2002 Stock Plan, 2012 Plan and 2012 Employee Stock Purchase Plan (“ESPP”). No warrants are outstanding under any of the foregoing plans. We refer to these plans and grants collectively as our Equity Compensation Plans. All of our Equity Compensation Plans that were in effect as of December 31, 2015 were adopted with the approval of our security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options or Restricted Stock Units		Weighted Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(2)	18,023,013	(3)	$6.08	16,735,426	(4)
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	18,023,013		$6.08	16,735,426

(1)	The weighted average exercise price excludes restricted stock units and ESPP shares which have no exercise price.
(2)	Includes securities issuable under our 2002 Stock Plan, 2012 Plan and ESPP.
(3)
Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. No participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year.

(4)
Includes (i) 11,735,596 shares of common stock available for issuance under our 2012 Plan and (ii) 4,999,830 shares of common stock available for issuance under our ESPP. Beginning in 2013, the number of shares of common stock reserved under the 2012 Plan automatically increases on January 1st of each year by an amount equal to the lesser of: (i) 5.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to (a) the lesser of: (i) 2% of the total number of shares of common stock outstanding on December 31 of the preceding year; (ii) 3,000,000 shares of common stock; or (iii) such lesser number of shares as determined by the board of directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 15, 2016, for:
•	each of our named executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable, or restricted stock units that will vest, within 60 days after February 15, 2016 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Ruckus Wireless, Inc., 350 West Java Drive, Sunnyvale, California 94089. The table lists applicable percentage ownership based on 89,639,873 shares of common stock outstanding as of February 15, 2016.

	Beneficial Ownership(1)
Name of Beneficial Owner Named Executive Officers and Directors:	Common Stock(1)	Percentage of Class
Selina Y. Lo(2)	7,211,324	7.6%
Seamus Hennessy(3)	813,234	*
Daniel Rabinovitsj(4)	166,495	*
Scott Maples(5)	337,480	*
Ian Whiting	-	-
Gaurav Garg(6)	734,404	*
Mohan Gyani(7)	371,875	*
Georges Antoun(7)	228,049	*
Richard Lynch(7)	228,049	*
Stewart Grierson(7)	199,108	*
Barton Burstein(8)	87,554	*
Directors and officers as a group (total of 11 persons)	10,377,572	10.7%
Greater than 5% Stockholders:
Entities affiliated with Wellington Management Group LLC(9)	8,512,206	9.5%
The Vanguard Group(10)	6,349,788	7.1%
BlackRock, Inc.(11)	9,466,481	10.6%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.
(1)
This table is based on information provided to us by our executive officers and directors and upon information about principal stockholders known to us based on Schedules 13G and 13D filed with the SEC.

(2)
Consists of: (a) 13,872 shares of common stock; (b) 1,782,360 shares of common stock held by The Selina Y. Lo Trust U/T/D 7/22/97; (c) stock options exercisable for 4,890,320 shares of common stock within 60 days after February 15, 2016; (d) 268,597 shares of common stock held by The Lo 1999 Family Trust for the benefit of certain family members of Ms. Lo; (e) 11,099 shares of common stock held by The 2004 Irrevocable Trust for the benefit of a certain family member of Ms. Lo; (f) 7,800 shares of common stock held by The 2003 Irrevocable Trust for the benefit of a certain family member of Ms. Lo; (g) 197,171 shares of common stock held by Selina Y. Lo Family Trust Dated December 4, 2012; (h) 2,647 shares of common stock held by Moonlight, LLC; and (i) 37,458 restricted stock units. Ms. Lo is a Trustee of The Selina Y. Lo Trust U/T/D 7/22/97, The Lo 1999 Family Trust, The 2004 Irrevocable Trust and The 2003 Irrevocable Trust. Ms. Lo is the Grantor of the Selina Y. Lo Family Trust Dated December 4, 2012. Ms. Lo is the managing member of Moonlight, LLC.

(3)
Consists of: (a) 9,708 shares of common stock; (b) 787,901 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016; and (c) 15,625 restricted stock units.

(4)
Consists of (a) 37,120 shares of common stock; (b) 121,875 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016; and (c) 7,500 restricted stock units.

(5)
Consists of: (a) 10,880 shares of common stock: (b) 321,475 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016; and (c) 5,125 restricted stock units.

(6)	Consists of 524,404 shares of common stock and 210,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016.
(7)	Represents shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016.
(8)	Consists of 18,877 shares of common stock and 68,677 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 15, 2016.
(9)
Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP each have shared voting power with respect to 4,639,115 shares and shared dispositive power with respect to 8,512,206 shares. Wellington Management Company LLP has shared voting power with respect to 4,528,596 shares and shared dispositive power with respect to 8,025,452 shares. Based on the stockholder’s Schedule 13G as filed with the SEC on February 11, 2016. The address for each of these entities is 280 Congress Street, Boston, Massachusetts 02210.

(10)
The Vanguard Group, Inc., or Vanguard, an investment advisor, has sole voting power over 171,048 shares of common stock, sole dispositive power over 6,173,140 shares of common stock, and shared dispositive power over 176,648 shares of common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 167,148 shares of common stock and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 13,400 shares of common stock. Based on the stockholder's Schedule 13G as filed with the SEC on February 10, 2016. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(11)
BlackRock, Inc., or Blackrock, holds sole voting power over 9,306,981 shares of common stock and sole dispositive power over 9,466,481 shares of common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. Based on the stockholder's Schedule 13G as filed with the SEC on January 8, 2016. The address for Blackrock is 55 East 52nd Street, New York, New York 10055.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions between us and our officers, directors, principal stockholders and their affiliates, in which the amount involved exceeds or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, has or will have a direct or indirect material interest, must be approved by the Audit Committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct. Other than compensation arrangements that are described in this Annual Report on Form 10-K and the following change in control arrangements, no such transactions occurred and were approved during 2015.

Change in Control Arrangements
We have entered into severance arrangements with each of our executive officers under a Severance Benefit Plan. For more information regarding these agreements, see the section titled “Executive Compensation-Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.”
DIRECTOR INDEPENDENCE
Under the listing requirements and rules of the NYSE, independent directors must comprise a majority of our Board as a listed company. The Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board has determined that Messrs. Antoun, Garg, Grierson, Gyani and Lynch do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. In making this determination, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.        Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2015 and 2014, by Deloitte & Touche LLP, our principal accountant.

	Fiscal Year Ended
	2014	2015
Audit Fees(1)	$1,262,120	$1,351,600
Audit-related Fees(2)	5,505	10,259
Tax Fees	—	—
All Other Fees	19,400	—
Total Fees	$1,287,025	$1,361,859

(1)	Audit fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements.
(2)	Audit-related fees consist of fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements.
All fees described above were pre-approved by the Board or Audit Committee. In connection with the audit of the 2015 financial statements, we entered into an engagement agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP will perform audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.
Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment on Form 10-K/A or as part of the Original Filing filed with the Securities and Exchange Commission on February 24, 2016:

(1) Financial Statements: See "Index to Consolidated Financial Statements" under Part II, Item 8 of the Original Filing filed with the Securities and Exchange Commission on February 24, 2016.

(2) Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto as contained in the Original Filing filed with the Securities and Exchange Commission on February 24, 2016.

(3) Exhibits. The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUCKUS WIRELESS, INC.
By: /s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

By: /s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

Date: April 28, 2016

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description of Document	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-35734	3.1	11/20/2012
3.2	Bylaws of the Registrant.	S-1	333-184309	3.2	10/5/2012
4.1	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.	S-1	333-184309	4.8	10/5/2012
10.1+	Ruckus Wireless, Inc. 2002 Stock Plan, as amended.	S-1	333-184309	10.1	10/5/2012
10.2+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. 2002 Stock Plan.	S-1	333-184309	10.2	10/5/2012
10.3+	Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-1	333-184309	10.3	10/5/2012
10.4+	Form of Option Agreement and Option Grant Notice for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan.	S-1	333-184309	10.4	10/5/2012
10.5+	Form of Restricted Stock Unit Agreement and Grant Notice Agreement for Ruckus Wireless, Inc. Amended & Restated 2012 Equity Incentive Plan, as amended.	S-8	333-187054	4.5	3/5/2013
10.6+	Ruckus Wireless, Inc. 2012 Employee Stock Purchase Plan.	S-1	333-184309	10.5	10/5/2012
10.7+	Form of Indemnity Agreement entered into between the Company and each of its directors and its executive officers.	S-1	333-184309	10.6	10/5/2012
10.8	Lease Agreement, dated March 16, 2012, between the Company and RP/Presidio Java Owner, L.L.C.	S-1	333-184309	10.13	10/5/2012
10.9	Hardware Access Layer Technology License Agreement, dated August 23, 2004, between the Company and Atheros Communications, Inc.	S-1	333-184309	10.17	10/5/2012
10.10+	Ruckus Wireless, Inc. Severance Benefit Plan.	10-K	001-35734	10.8	3/5/2013
10.11+	Ruckus Wireless, Inc. 2015 Executive Bonus Program.	10-K	001-35734	10.11	2/23/2016
10.12+	Ruckus Wireless, Inc. 2016 Executive Bonus Program.	10-K	001-35734	10.12	2/23/2016
10.13+	Offer Letter to Daniel A. Rabinovitsj, dated August 20, 2014.	8-K	001-35734	10.1	9/23/2014
10.14+	Offer Letter to Ian Whiting, dated April 2, 2015.	10-Q	001-35734	10.1	7/30/2015
21.1	List of subsidiaries.	10-K	001-35734	21.1	2/23/2016
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	10-K	001-35734	23.1	2/23/2016
24.1	Power of Attorney.	10-K	001-35734	24.1	2/23/2016
31.1	Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	10-K	001-35734	31.1	2/23/2016

31.2	Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	10-K	001-35734	31.2	2/23/2016
31.3*	Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.4*	Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35734	32.1	2/23/2016
101.INS	XBRL Instance Document	10-K	001-35734	101.INS	2/23/2016
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-35734	101.SCH	2/23/2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-35734	101.CAL	2/23/2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35734	101.DEF	2/23/2016
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-35734	101.LAB	2/23/2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35734	101.PRE	2/23/2016

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

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