Form 10-Q
period 2016-03-31
RUCKUS WIRELESS INC
filed 2016-05-03
CIK 1294016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

On April 21, 2016, 90,543,181 shares of the registrant's common stock, $0.001 par value, were outstanding.

“Ruckus Wireless,” the Ruckus logos and other trademarks or service marks of Ruckus Wireless, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Ruckus Wireless, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RUCKUS WIRELESS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$59,714	$69,687
Short-term investments	166,934	160,791
Accounts receivable, net of allowance for doubtful accounts of $800 as of March 31, 2016 and December 31, 2015	80,256	70,649
Inventories	25,711	26,591
Deferred costs	1,951	3,669
Restricted cash	5,000	5,000
Prepaid expenses and other current assets	7,234	6,168
Total current assets	346,800	342,555
Property and equipment, net	18,666	19,411
Goodwill	16,390	16,390
Intangible assets, net	7,707	8,625
Non-current deferred tax asset	31,883	30,217
Other assets	1,767	1,623
Total assets	$423,213	$418,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,074	$30,360
Accrued liabilities	11,209	7,748
Accrued compensation	17,100	14,902
Deferred revenue	32,086	36,602
Total current liabilities	83,469	89,612
Non-current deferred revenue	14,957	14,524
Other non-current liabilities	3,274	3,152
Total liabilities	101,700	107,288
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000 shares authorized as of March 31, 2016 and December 31, 2015; 90,063 and 89,345 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	90	89
Additional paid-in capital	331,145	320,561
Accumulated other comprehensive income (loss)	128	(192)
Accumulated deficit	(9,850)	(8,925)
Total stockholders’ equity	321,513	311,533
Total liabilities and stockholders’ equity	$423,213	$418,821
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$91,285	$75,297
Service	9,288	6,781
Total revenue	100,573	82,078
Cost of revenue:
Product	28,188	23,231
Service	3,973	3,542
Total cost of revenue	32,161	26,773
Gross profit	68,412	55,305
Operating expenses:
Research and development	26,235	21,296
Sales and marketing	30,140	26,078
General and administrative	13,807	9,434
Total operating expenses	70,182	56,808
Operating loss	(1,770)	(1,503)
Interest income	312	141
Other expense, net	—	(78)
Loss before income taxes	(1,458)	(1,440)
Income tax benefit	(533)	(867)
Net loss	$(925)	$(573)

Net loss per share, basic and diluted:	$(0.01)	$(0.01)

Weighted average shares used in computing net loss per share, basic and diluted:	89,741	85,637
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(925)	$(573)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments	319	85
Comprehensive loss	$(606)	$(488)
See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(925)	$(573)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,197	2,833
Stock-based compensation	8,085	7,322
Amortization of investment premiums, net of accretion of purchase discounts	473	601
Deferred income taxes	(1,192)	(1,271)
Excess tax benefit from employee stock incentive plans	(474)	(989)
Other	6	10
Changes in operating assets and liabilities:
Accounts receivable	(9,613)	2,432
Inventories	880	(4,079)
Deferred costs	1,718	1,951
Prepaid expenses and other current assets	(1,161)	(918)
Other assets	(154)	93
Accounts payable	(5,437)	(4,209)
Accrued compensation	2,320	(1,196)
Accrued liabilities	3,461	1,489
Deferred revenue	(4,083)	(8,808)
Net cash used in operating activities	(2,899)	(5,312)
Cash flows from investing activities
Purchase of investments	(53,464)	(30,987)
Proceeds from the maturity of investments	32,458	25,774
Proceeds from the sale of investments	14,805	—
Purchase of property, equipment and internal use software	(3,383)	(3,251)
Change in facility lease deposits	10	(67)
Net cash used in investing activities	(9,574)	(8,531)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,026	3,038
Excess tax benefit from employee stock incentive plans	474	989
Net cash provided by financing activities	2,500	4,027
Net decrease in cash and cash equivalents	(9,973)	(9,816)
Cash and cash equivalents at beginning of period	69,687	56,083
Cash and cash equivalents at end of period	$59,714	$46,267

See notes to condensed consolidated financial statements.

RUCKUS WIRELESS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information
Income taxes paid	$437	$298
Non-cash investing and financing activities
Purchase of property and equipment recorded in accounts payable	$804	$3,914

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business— Ruckus Wireless, Inc., a Delaware corporation (“Ruckus”) is a global supplier of advanced Wi-Fi solutions. Ruckus' solutions, which are called Smart Wi-Fi, are used by service providers and enterprises to solve a range of network capacity, coverage and reliability challenges associated with increasing wireless traffic demands created by the growth in the number of users equipped with more powerful smart wireless devices using increasingly data rich applications and services. Ruckus markets and sells its products and technology directly and indirectly through a vast network of channel partners to a variety of service providers and enterprises around the world. Its Smart Wi-Fi solutions offer features and functionality such as enhanced reliability, consistent performance, extended range and massive scalability. Ruckus' products include high capacity, controllers, indoor and outdoor access points, wireless bridges, controller software platforms, software management solutions including reporting and analytics and unique Wi-Fi-related cloud services, such as location-based positioning, and certificate-based security and on-boarding of Wi-Fi devices. These hardware and software products and services incorporate various elements of Ruckus' proprietary technologies, including Smart Radio, SmartCast, SmartMesh, and Smart Scaling, to enable high performance in a variety of challenging operating environments.

Organization- On April 3, 2016, Ruckus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brocade Communications Systems, Inc., a Delaware corporation (“Parent” or "Brocade"), and Stallion Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (the “Offeror” or "Merger Sub"). Pursuant to the Merger Agreement, on April 29, 2016, the Offeror commenced an offer to exchange (the “Offer”) each outstanding share of Ruckus common stock (the “Company Common Stock”) for $6.45 in cash and 0.75 of a share of common stock of Brocade (the "Offer Consideration"). The Offer is scheduled to expire at midnight, Eastern time, at the end of May 26, 2016. As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Offeror will merge with and into Ruckus (the “Merger”) pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger, and Ruckus will survive as a wholly owned subsidiary of Parent. The transaction is not subject to any financing condition. Parent intends to fund the transaction with a combination of cash on hand and committed debt financing.
Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Ruckus’ Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016.
The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.
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
Summary of Significant Accounting Policies— There have been no material changes to the Company's significant accounting policies as compared to those described in its Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements— In March 2016, the Financial Accounting Standard Board (“FASB”) issued accounting standards update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms of greater than twelve months. The lease liability will be equal to the present value of lease payments. The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The update replaces the concept of "lower of cost or market" with that of "lower of cost and net realizable value", which requires companies to measure certain inventory at the lower of cost and net realizable value. This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. Early application is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative stand-alone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In July 2015, the FASB issued ASU 2015-14 to affirm a one-year deferral of the effective date of the new revenue standard. The accounting standard will be effective for the Company beginning in its first quarter of 2018, with early adoption permitted, but not before the original effective date of annual periods beginning after December 15, 2016, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.
Concentrations of Credit Risk and Significant Customers— Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. The Company invests only in high credit quality instruments and maintains its cash equivalents and short-term investments in fixed income securities. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company’s accounts receivable are primarily derived from distributors and service providers located in the Americas, Europe and Asia Pacific. The Company generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company has recorded an allowance for doubtful accounts for those receivables management has determined not to be collectible.
The percentages of revenue from individual customers totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2016	2015
Distributor A	11.8%	13.0%
Distributor B	10.7%	13.2%
Distributor C	*	10.2%
* Less than 10%
No single end-customer accounted for more than 10% of total consolidated revenue in the three months ended March 31, 2016 and 2015.

The percentage of receivables from individual customers totaling greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2016	2015
Distributor D	13.3%	20.3%

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between levels during the three months ended March 31, 2016. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company’s assets that were measured at fair value by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$7,743	$7,743	$—	$—
Short-term investments:
Corporate debt securities	85,881	—	85,881	—
U.S. government agency securities	16,451	—	16,451	—
U.S. government treasury bills	64,602	64,602	—	—
Total assets measured and recorded at fair value	$174,677	$72,345	$102,332	$—

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,073	$13,073	$—	$—
Short-term investments:
Corporate debt securities	99,747	—	99,747	—
U.S. government agency securities	22,055	—	22,055	—
U.S. government treasury bills	38,989	38,989	—	—
Total assets measured and recorded at fair value	$173,864	$52,062	$121,802	$—

NOTE 3—SHORT-TERM INVESTMENTS
Short-term investments consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$85,877	$38	$(34)	$85,881
U.S. government agency securities	16,453	1	(3)	16,451
U.S. government treasury bills	64,585	29	(12)	64,602
Total short-term investments	$166,915	$68	$(49)	$166,934

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$99,916	$2	$(171)	$99,747
U.S. government agency securities	22,100	—	(45)	22,055
U.S. government treasury bills	39,075	—	(86)	38,989
Total short-term investments	$161,091	$2	$(302)	$160,791
The gross realized gains and losses related to the Company’s short-term investments were not material for the three months ended March 31, 2016 and 2015.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$129,886	$129,918	$105,266	$105,150
Over one year and less than two years	37,029	37,016	55,825	55,641
Total short-term investments	$166,915	$166,934	$161,091	$160,791
Short-term investments in an unrealized loss position consisted of the following (in thousands):

	March 31, 2016		December 31, 2015
	Less Than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$35,505	$(34)	$80,369	$(171)
U.S. government agency securities	10,228	(3)	22,055	(45)
U.S. government treasury bills	16,037	(12)	38,989	(86)
Total short-term investments	$61,770	$(49)	$141,413	$(302)
As of March 31, 2016 and December 31, 2015, no short-term investments were in a continuous unrealized loss position for more than twelve months. The Company does not intend to sell any of these investments, and it is not more likely than not, that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Management did not consider any of the investments to be other-than-temporarily impaired.

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
In connection with the acquisition, the Company may pay additional cash compensation of up to $9.0 million. The cash compensation is contingent upon the continued employment of a founder with the Company. $7.5 million of this cash compensation will vest and be paid in installments every 6 months over a period of two years from the date of acquisition. Up to $1.5 million is contingent upon certain billing targets of Cloudpath products and services as well as the founder providing continuous service and is expected to be paid in the first quarter of 2018, if the billing targets are achieved.
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
The Company recorded post-acquisition retention expenses of $1.4 million related to Cloudpath founders and former employees for the three month ended March 31, 2016.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
March 31, 2016
Purchased technology	$14,900	$(8,979)	$5,921	2.8
Customer relationships	1,600	(142)	1,458	4.6
Trade name	360	(32)	328	4.6
Total	$16,860	$(9,153)	$7,707

December 31, 2015
Purchased technology	$14,900	$(8,159)	$6,741	2.9
Customer relationships	1,600	(62)	1,538	4.8
Trade name	360	(14)	346	4.8
Total	$16,860	$(8,235)	$8,625
The following table presents the estimated future amortization expense of intangible assets as of March 31, 2016 (in thousands):

Year ending December 31,	Amount
2016 (remaining nine months)	$2,465
2017	2,352
2018	1,352
2019	852
2020	686
Total amortization	$7,707
The Company had goodwill of $16.4 million as of March 31, 2016 and December 31, 2015. No impairment has been recognized related to the goodwill balance.

NOTE 6—DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Product	$9,404	$15,170
Service	37,639	35,956
Total deferred revenue	$47,043	$51,126
Reported as:
Current	$32,086	$36,602
Non-current	14,957	14,524
Total deferred revenue	$47,043	$51,126
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
Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Years ending December 31,	Amount
2016 (remaining nine months)	$3,855
2017	4,824
2018	3,891
2019	2,849
2020	2,743
Thereafter	5,181
Operating lease obligations	$23,343
Litigation— The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management is not currently aware of any matters that it expects will have a material adverse effect on the condensed consolidated financial position, results of operations, or cash flows of the Company.
Purchase Commitments— As of March 31, 2016, the Company had current purchase commitments of $14.8 million for inventory and specific contractual services.
Indemnification Agreements— The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the director’s term of service. The Company may terminate the indemnification agreements with its directors upon the termination of their services as directors of the Company, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director insurance liability policy that limits its exposure. The Company believes the fair value of these indemnification agreements is minimal. The Company has also entered into customary indemnification agreements with each of its officers.

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
The Company has not recorded any liabilities for these agreements as of March 31, 2016 and December 31, 2015.
Reimbursement of Penalties— As of March 31, 2016 and December 31, 2015, the Company held $5.0 million in escrow to secure an indemnification agreement. If triggered, the Company will indemnify a channel partner for reimbursement of penalties assessed under the Information Technology Act of India (“IT Act”). The IT Act specifies penalties for network service providers in the event of illegal or unauthorized use of computers, computer systems and data stored therein. In the event that Ruckus equipment is the cause of a network service provider breach, the Company is required to indemnify the channel partner, without limitation to the amount, for penalties reimbursed by the channel partner to the network service provider under the IT Act. In the second quarter of 2016, the escrow will expire, but the indemnification agreement will continue. To date no claims have been made under the IT Act, for which the Company would be potentially liable.
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
The warranty liability is included as a component of accrued liabilities in the accompanying condensed consolidated balance sheets. Changes in the warranty liability were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$1,084	$803
Changes in existing warranty	(30)	(82)
Warranty expense	167	390
Obligations fulfilled	(212)	(187)
Balance at end of period	$1,009	$924

NOTE 8—EQUITY AWARD PLANS
Stock Option Activity
The following table summarizes the outstanding stock option activity and a summary of information related to stock options (in thousands, except per share amounts and years):

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2015	13,747	$6.08	5.7	$76,742
Options granted	34	9.48
Options exercised	(643)	3.15
Options canceled	(110)	13.39
Balance, March 31, 2016	13,028	$6.17	5.6	$63,069
Options exercisable as of March 31, 2016	11,281	$5.13	5.2	$62,257
Options vested and expected to vest as of March 31, 2016	12,975	$6.14	5.6	$63,061

The weighted average grant date fair value of stock options was approximately $4.24 and $5.86 per share for the three months ended March 31, 2016 and 2015, respectively.
The total intrinsic value of options exercised was approximately $3.9 million and $9.9 million for the three months ended March 31, 2016 and 2015, respectively.
Restricted Stock Unit Activity
The following table summarizes the outstanding activity of Restricted Stock Units (“RSUs”) and a summary of information related to RSUs (in thousands, except per share amounts and years):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Balance, December 31, 2015	4,277	$12.17	1.7	$45,794
RSUs granted	486	8.57
RSUs vested	(75)	14.09
RSUs forfeited	(128)	12.32
Balance, March 31, 2016	4,560	$11.75	1.5	$44,733
The following table summarizes the stock activity and the total number of shares available for grant under the Company's Amended & Restated 2012 Equity Incentive Plan as of March 31, 2016 (in thousands):

Number of Shares
Balance, December 31, 2015	11,735
Additional shares reserved for issuance	4,467
Options granted	(34)
Options canceled	110
RSUs granted	(486)
RSUs forfeited	128
Balance, March 31, 2016	15,920
Fair Value Disclosures

Employee Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes model. The following table summarizes the weighted average assumptions relating to the Company's stock options:

	Three Months Ended March 31,
	2016	2015
Volatility	52.5%	57.8%
Expected term (years)	4.7	6.1
Risk-free interest rate	1.2%	1.6%
Dividend yield	—	—
Employee Stock Purchase Plan
There were no stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2016 and 2015.

Stock-based Compensation Expense
The following table summarizes the stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$325	$316
Research and development	2,817	2,722
Sales and marketing	2,089	1,617
General and administrative	2,854	2,667
Total stock-based compensation	$8,085	$7,322
At March 31, 2016, the total unrecognized stock-based compensation expense under the Company's stock plans was $55.1 million, net of estimated forfeitures. The unamortized expense will be recognized over a weighted-average period of 2.5 years.

NOTE 9—EARNINGS PER SHARE
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(925)	$(573)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted:	89,741	85,637

Net loss per share, basic and diluted:	$(0.01)	$(0.01)
The following table summarizes the weighted average outstanding stock awards that were excluded from the diluted per share calculation because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	13,352	16,435
RSUs and ESPP	4,515	3,355
Total	17,867	19,790

NOTE 10—INCOME TAXES

Income tax benefit was $0.5 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses.

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
The following presents total revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2016	2015
Americas:
United States	$47,057	$38,966
Other Americas	4,902	1,773
Total Americas	51,959	40,739
EMEA:
United Kingdom	13,203	6,653
Other EMEA	16,143	15,320
Total EMEA	29,346	21,973
APAC:
Total APAC	19,268	19,366
Total revenue	$100,573	$82,078
As of March 31, 2016, the Company had property and equipment, net of $13.7 million, $0.6 million and $4.4 million located in the Americas, EMEA and APAC, respectively.

NOTE 12—SUBSEQUENT EVENTS

On April 3, 2016, Ruckus entered into the Merger Agreement with Brocade and the Offeror. Pursuant to the Merger Agreement, on April 29, 2016, the Offeror commenced the Offer to exchange each outstanding share of the Company Common Stock for the Offer Consideration. The Offer is scheduled to expire at midnight, Eastern time, at the end of May 26, 2016 unless extended in accordance with the terms of the Merger Agreement and applicable law. As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Offeror will merge with and into Ruckus pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger, and Ruckus will survive as a wholly owned subsidiary of Parent. The transaction is not subject to any financing condition. Parent intends to fund the transaction with a combination of cash on hand and committed debt financing.

In general, as a result of the Merger, at the closing of the transaction (i) out of the money Ruckus stock options, Ruckus RSUs and Ruckus performance stock units ("PSUs") will be rolled over into Brocade equity awards (which for the PSUs will be at target level of performance), (ii) vested Ruckus stock options that are in the money will be cashed out and (iii) unvested Ruckus stock options that are in the money will be rolled over into Brocade RSUs based on the in the money spread value of the Ruckus stock options.

The Offeror’s obligation to accept for exchange, and to exchange, shares of Ruckus common stock for cash and shares of Brocade common stock in the Offer is subject to a number of conditions, including there having been validly tendered and not validly withdrawn, in accordance with the terms of the Offer and prior to the expiration of the Offer, a number of shares of Ruckus common stock that, together with any shares of Ruckus common stock then owned by Brocade, the Offeror or Brocade’s other subsidiaries, represents at least a majority of the then-outstanding shares of Ruckus common stock (the “minimum tender condition”), the absence of certain governmental prohibitions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), and the receipt of any applicable approvals, consents or clearances under the competition laws of Germany.

The Merger Agreement contains certain termination rights for both Ruckus and Brocade, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if Ruckus accepts a superior acquisition proposal, Ruckus may be required to pay Brocade a termination fee of $50.0 million.

Shareholder Class Action

Following the announcement that Ruckus had entered into the Merger Agreement with Brocade and the Offeror on April 3, 2016, two putative stockholder class action complaints challenging the Offer and the Merger were filed on behalf of purported Ruckus stockholders in the Superior Court of California, County of Santa Clara. The first complaint was filed on April 12, 2016 and is captioned: Macuire v. Ruckus Wireless, Inc., et al., Case No.16CV293800 (referred to as the “Macuire complaint”).  On April 19, 2016, another putative stockholder class action complaint was filed and is captioned: Jaljouli v. Ruckus Wireless, Inc., et al., Case No. 16CV294075 (referred to as the “Jaljouli complaint”).

Both the Macuire complaint and the Jaljouli complaint contain similar allegations and name Ruckus, members of the Ruckus board of directors, Brocade and the Offeror as defendants. In general, the complaints allege that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders by doing one or more of the following: (i) agreeing to unfair and inadequate transaction consideration for the Ruckus shares, (ii) accepting unreasonable deal protection measures in the merger agreement that dissuade other potential bidders from making competing offers, (iii) failing to properly value Ruckus and take steps to maximize the sale value of Ruckus, and (iv) engaging in self-dealing.

The two complaints also allege that one or more of Ruckus, Brocade and the Offeror aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders.
The plaintiffs have requested certification as a class, rescission and invalidation of the Merger Agreement or related agreements, injunctive relief, imposition of a constructive trust, an award of the costs and disbursements of the action (including reasonable attorneys’ and experts’ fees), and other equitable relief that the court may deem just and proper.
The lawsuits are in their early stages and it is not possible to determine the potential outcome of the lawsuits or to make an estimate of probable losses, if any, at this time. The defendants believe that the lawsuits are without merit and intend to vigorously defend against all allegations that have been asserted.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this discussion and analysis and elsewhere in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Quarterly Report and our other SEC filings, regarding, among other things:

•	the ability of Ruckus and Brocade to consummate the proposed merger transaction on a timely basis or at all;

•	the satisfaction of the conditions precedent to consummation of the proposed merger transaction, including the condition that a majority of Ruckus’ shares be validly tendered into the exchange offer;

•	the ability to secure regulatory approvals of the proposed merger transaction on the terms expected, at all or in a timely manner;

•	the possibility that, prior to the completion of the proposed merger transaction, Ruckus’ business may not perform as expected due to transaction-related uncertainty or other factors;

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to sell our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
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
We sell our products to a broad range of service providers and enterprise end customers globally. Our products have been sold to 70,000 end customers worldwide, including approximately 270 service providers. We generally sell to service providers and enterprises through a worldwide network of channel partners and systems integrators. Our enterprise end customers span a wide range of industries, including hospitality, education, warehousing and logistics, corporate enterprise, retail, state and local governments, healthcare and public venues, such as stadiums, convention centers, airports and major outdoor public areas. Our service provider end customers include mobile network operators, fixed line operators, cable companies and emerging “over the top” providers. These customers use our Smart Wi-Fi solutions in multiple ways to grow their businesses, including augmenting 3G/4G capacity, mobile data traffic offload to unlicensed spectrum, Wi-Fi access to increase network footprint, backhaul assets to provide mobility services to existing customers and providing managed Wi-Fi services to enterprise customers.
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
Agreement and Plan of Merger
On April 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brocade Communications Systems, Inc., a Delaware corporation (“Parent” or "Brocade"), and Stallion Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (the “Offeror” or "Merger Sub"). Pursuant to the Merger Agreement, on April 29, 2016, the Offeror commenced an offer to exchange (the “Offer”) each outstanding share of Ruckus common stock (the “Company Common Stock”) for $6.45 in cash and 0.75 of a share of common stock of Brocade (the “Offer Consideration”). The Offer is scheduled to expire at midnight, Eastern time, at the end of May 26, 2016 unless extended in accordance with the terms of the Merger Agreement and applicable law. As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Offeror will merge with and into Ruckus (the “Merger”) pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger, and Ruckus will survive as a wholly owned subsidiary of Parent. The transaction is not subject to any financing condition. Parent intends to fund the transaction with a combination of cash on hand and committed debt financing.

The Offeror’s obligation to accept for exchange, and to exchange, shares of Ruckus common stock for cash and shares of Brocade common stock in the Offer is subject to a number of conditions, including a minimum tender condition, the absence of certain governmental prohibitions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), and the receipt of any applicable approvals, consents or clearances under the competition laws of Germany.
We expect the transaction to be completed in Brocade’s third fiscal quarter ending July 31, 2016. A description of the Merger Agreement with Brocade is contained in our Current Report on Form 8-K filed with the SEC on April 4, 2016, and a copy of the Merger Agreement is filed therewith as Exhibit 2.1.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We are required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. We are also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. As a result, there can be no assurance that an increase in our valuation allowance may not be required in the future. As of March 31, 2016 and December 31, 2015, no valuation allowance has been provided against the Company’s deferred tax assets.
Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	90.8%	91.7%
Service	9.2	8.3
Total revenue	100.0	100.0
Cost of revenue:
Product	28.0	28.3
Service	4.0	4.3
Total cost of revenue	32.0	32.6
Gross profit	68.0	67.4
Operating expenses:
Research and development	26.1	26.0
Sales and marketing	30.0	31.8
General and administrative	13.7	11.4
Total operating expenses	69.8	69.2
Operating loss	(1.8)	(1.8)
Interest income	0.3	0.1
Other expense, net	—	(0.1)
Loss before income taxes	(1.5)	(1.8)
Income tax benefit	(0.5)	(1.1)
Net loss	(1.0)%	(0.7)%

Revenues

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Revenue:
Product	$91,285	$75,297	$15,988	21.2%
Service	9,288	6,781	2,507	37.0%
Total revenue	$100,573	$82,078	$18,495	22.5%

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Revenue by geographic region:
Americas	$51,959	$40,739	$11,220	27.5%
EMEA	29,346	21,973	7,373	33.6%
APAC	19,268	19,366	(98)	(0.5)%
Total revenue	$100,573	$82,078	$18,495	22.5%
Product revenue increased by $16.0 million, or 21.2%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The growth was driven by the expansion of our customer base, combined with incremental purchases from our existing customers, with total end customers of 70,000 at March 31, 2016, compared to 52,000 at March 31, 2015.
Service revenue increased by $2.5 million, or 37.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily related to the increase in post-contract sales, or PCS, in connection with the increased sales of our products and PCS renewals from our existing customers, as well as a $0.7 million increase from professional services.
Revenue from Americas and EMEA increased during the three months ended March 31, 2016, primarily due to the increased number of distributors in each region focused on selling our products and the growth of our sales teams in new and existing industries and territories. Revenue from APAC decreased slightly due to elongated purchase cycles resulting from the stronger U.S. Dollar against APAC currencies during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Cost of revenue
Product	$28,188	$23,231	$4,957	21.3%
Service	3,973	3,542	431	12.2%
Total cost of revenue	$32,161	$26,773	$5,388	20.1%

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent	Change in margin

	(dollars in thousands)
Gross profit
Product	$63,097	$52,066	$11,031	21.2%
Service	5,315	3,239	2,076	64.1%
Total gross profit	$68,412	$55,305	$13,107	23.7%
Product gross margin	69.1%	69.1%			—
Service gross margin	57.2%	47.8%			9.4
Total gross margin	68.0%	67.4%			0.6
Total gross margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased 0.6 percentage points.
For the three months ended March 31, 2016, product gross margin was flat compared to the three months ended March 31, 2015, primarily due to an increase of 1.5 percentage points of product gross margin related to lower products costs for our newer generation 802.11ac access points and improved efficiencies in operations, offset completely by increases in inventory write-downs related to our older generation 802.11n products.
For the three months ended March 31, 2016, service gross margin increased by 9.4 percentage points, compared to the three months ended March 31, 2015. The increase was primarily the result of a 37.0% growth in service revenue offset, in part, by an increase in service costs of 12.2%, arising from the expansion of our service operations to manage growth. We expect service costs to increase in the future at a slower rate due to economies of scale.
Research and Development

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Research and development	$26,235	$21,296	$4,939	23.2%
% of revenue	26.1%	26.0%
The $4.9 million increase in research and development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to an increase in personnel and related expenses of $2.9 million, which included increases in salary expense of $1.7 million and bonuses of $0.7 million. In addition, we incurred post-acquisition employee retention expenses of $1.4 million associated with the Cloudpath acquisition.
Sales and Marketing

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Sales and marketing	$30,140	$26,078	$4,062	15.6%
% of revenue	30.0%	31.8%
The $4.1 million increase in sales and marketing expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to an increase in personnel and related costs as we increased our sales organization as part of our strategy to expand our reach to new service providers, channel partners and large end customers. Personnel and related costs increased $3.3 million, which primarily included increases in salary expense of $0.9 million, bonus and commissions of $1.1 million, employee benefits of $0.8 million and stock-based compensation of $0.5 million. We also incurred higher marketing expenses of $0.5 million.

General and Administrative

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
General and administrative	$13,807	$9,434	$4,373	46.4%
% of revenue	13.7%	11.4%
The $4.4 million increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to an increase in legal and accounting fees of $3.6 million related to the planned merger with Brocade Communications System, Inc. and an increase in personnel and related expenses of $1.0 million.
Interest Income

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Interest Income	$312	$141	$171	121.3%
Interest income consists of interest earned from our cash and cash equivalents and our short-term investments.
Other Expense, net

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Other expense, net	$—	$78	$(78)	(100.0)%

Other expense, net consists primarily of net gains and losses from fluctuations in foreign currency exchange rates.

Income Tax Benefit

	Three Months Ended March 31,
	2016	2015	Change in dollars	Change in percent

	(dollars in thousands)
Income tax benefit	$533	$867	$(334)	—
Income tax benefit was $0.5 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The effective tax rate exceeded the statutory rate for the periods primarily due to certain non-deductible stock-based compensation expenses.

Liquidity and Capital Resources

	March 31,	December 31,
	2016	2015

	(in thousands)
Cash and cash equivalents	$59,714	$69,687
Short-term investments	166,934	160,791
Total cash, cash equivalents and short-term investments	$226,648	$230,478

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Net cash used in operating activities	$(2,899)	$(5,312)
Net cash used in investing activities	(9,574)	(8,531)
Net cash provided by financing activities	2,500	4,027
Net decrease in cash and cash equivalents	$(9,973)	$(9,816)

We had cash, cash equivalents and short-term investments of $226.6 million at March 31, 2016. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities, U.S. government agency securities and U.S. treasury bills. As of March 31, 2016, $2.4 million of cash and cash equivalents were held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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
Operating Activities
We used $2.9 million of cash from operating activities during the three months ended March 31, 2016 resulting from our net loss of $0.9 million and changes in our net operating assets and liabilities of $12.1 million, offset by non-cash net charges of $10.1 million. Changes in our operating assets and liabilities were primarily due to an increase in accounts receivable of $9.6 million due to timing of shipments, a net decrease of deferred revenue and deferred costs of $2.4 million due to decreased inventory held by distributors when the arrangement fee is not fixed and determinable and a decrease in accounts payable and accrued liabilities of $2.0 million due to timing of payments, offset in part by an increase accrued compensation of $2.3 million. The non-cash net charges consisted mainly of stock-based compensation of $8.1 million and depreciation and amortization of $3.2 million, offset in part by deferred income taxes of $1.2 million.
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
Cash used in investing activities during the three months ended March 31, 2016 was $9.6 million, as a result of $53.5 million related to purchase of investments and $3.4 million related to purchase of property, equipment and internal use software, offset by $47.3 million in proceeds from the sale and maturity of investments.
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
Cash generated from financing activities during the three months ended March 31, 2016 was $2.5 million, of which $2.0 million related to the exercise of stock options and $0.5 million was due to excess tax benefit from employee stock incentive plans.
Cash generated from financing activities during the three months ended March 31, 2015 was $4.0 million, of which $3.0 million related to the exercise of stock options and $1.0 million was due to excess tax benefit from employee stock incentive plans.

Contractual Obligations & Commitments
We lease our headquarters in Sunnyvale, California and office space in other locations worldwide under non-cancelable operating leases that expire at various dates through 2022. The following table summarizes our contractual obligations at March 31, 2016, including leases (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$23,343	$5,144	$8,213	$5,509	$4,477
Purchase commitments (1)	14,781	14,308	473	—	—
Total	$38,124	$19,452	$8,686	$5,509	$4,477

(1)	Consists of minimum purchase commitments with our contract manufacturers for inventory and specific contracted services.
The table above excludes liabilities for uncertain tax positions and related interest and penalties. We have not provided a detailed estimate of the payment timing of uncertain tax positions due to the uncertainty of when the related tax settlements will become due.
Off-Balance Sheet Arrangements
Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $226.6 million and $230.5 million as of March 31, 2016 and December 31, 2015, respectively. These amounts were invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not invest for trading or speculative purposes. At March 31, 2016, the weighted-average duration of our investment portfolio was less than one year.
Based on a sensitivity analysis, we determined that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our cash equivalents and short-term investments of approximately $1.2 million as of March 31, 2016. If overall interest rates had fallen by 10% during the three month ended March 31, 2016, our interest income on cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels. Such losses would only be realized if we sold the investments prior to maturity
Foreign Currency Risk
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
ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading of Note 7 - Commitments and Contingencies and under the "Shareholder Class Action" subheading of Note 12 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
In evaluating Ruckus and our business, you should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015. With the exception of the risks relating to the proposed Offer and Merger, the risks described below relate to our continued operation as a stand-alone entity.
Risks Related to the Proposed Offer and Merger
*The pendency of our agreement to be acquired by Brocade or the failure of the acquisition to be completed could have a material adverse effect on our business, operating results and stock price.

On April 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brocade Communications Systems, Inc. ("Parent" or “Brocade”) and Stallion Merger Sub Inc., a wholly-owned subsidiary of Brocade (the “Offeror” or "Merger Sub"). Pursuant to the Merger Agreement, on April 29, 2016, the Offeror commenced an offer to exchange (the “Offer”) each outstanding share of Ruckus common stock for $6.45 in cash and 0.75 of a share of common stock of Brocade (the “Offer Consideration”). The Offeror’s obligation to accept for exchange, and to exchange, shares of Ruckus common stock for the Offer Consideration in the Offer is subject to a number of conditions, including there having been validly tendered and not validly withdrawn, in accordance with the terms of the Offer and prior to the expiration of the Offer, a number of shares of Ruckus common stock that, together with any shares of Ruckus common stock then owned by Brocade, the Offeror or Brocade’s other subsidiaries, represents at least a majority of the then-outstanding shares of Ruckus common stock (the “minimum tender condition”), the absence of certain governmental prohibitions, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), and the receipt of any applicable approvals, consents or clearances under the competition laws of Germany. If the Offer is completed, Brocade is required by the Merger Agreement to consummate, as promptly as practicable following the consummation of the Offer, a merger of the Offeror with and into Ruckus (the “Merger”), with Ruckus surviving the Merger as a non-public subsidiary of Brocade. There is no assurance that all of the various conditions to the Offer will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all.

There are a number of risks and uncertainties relating to the Offer and the Merger, including:

•	various conditions to the consummation of the Offer, such as the minimum tender condition, may not be satisfied or waived;

•
the pendency of the Offer and the Merger, even if ultimately consummated, may create uncertainty in the marketplace and could lead customer and prospective customers to purchase from other vendors or delay purchasing from Ruckus;

•
the amount of cash and the number of shares of Brocade common stock comprising the per share Offer Consideration consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger Agreement, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	legal or regulatory proceedings, including regulatory approvals from the U.S. and German authorities or other matters that affect the timing or ability to complete the transaction as contemplated;

•
the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
difficulties maintaining and renewing business and operational relationships, including relationships with significant customers, contract manufacturers and component suppliers, channel partners, and other business partners;

•	the possibility of decreased sales and renewals by clients due to uncertainties about the Offer and the Merger;

•
the inability to retain and motivate current employees, or attract and retain prospective employees who may each be uncertain about their future roles following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•
the inability to pursue alternative business opportunities, including strategic acquisitions and investments, or make changes to our business pending the completion of the Offer and the Merger, and other restrictions on our ability to conduct our business under the Merger Agreement (which include restrictions on our ability to make certain capital expenditures, transfer or dispose of our assets, amend our organizational documents and incur indebtedness);

•	changes in domestic or global economic conditions that may affect the timing or success of the Offer or the Merger; and

•	the risk that if the Offer or the Merger are not completed:

◦	the market price of our common stock could decline to the extent that the current market price of our stock reflects an assumption that the Offer and the Merger will be completed;

◦	we would be subject to negative publicity or be negatively perceived by the investment or business community;

◦
relationships with customers, contract manufacturers and component suppliers, channel partners, and other business partners may be adversely affected, we may be unable to attract, retain and motivate employees, and profitability may be adversely affected due to costs incurred in connection with the Offer and the Merger;

◦
our board of directors may consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or attempting to sell our company to another potential acquirer; which alternatives may involve additional risks to our business, including, among others, risks related to the diversion of management’s attention and additional expenses, our ability to take advantage of any such alternative opportunities and the valuation assigned to our business in any such alternative transaction; and

◦	we could be required to pay a termination fee of $50 million if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement.
Since a portion of the Offer Consideration consists of Brocade common stock, our stock price will be adversely affected by a decline in Brocade’s stock price and any adverse developments in Brocade’s business. Changes in Brocade’s stock price and business may result from a variety of factors, including changes in its business operations and changes in general market and economic conditions. These factors are beyond our control.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Offer and the Merger, and many of these fees and costs are payable by us regardless of whether the Offer and the Merger are consummated.
*The Merger Agreement with Brocade limits Ruckus’ ability to pursue alternative transactions, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit Ruckus’ ability to solicit, initiate, support, knowingly induce or knowingly encourage, or take any other action with the intent to facilitate, any inquiries, proposals, indications of interest or offers which constitute, or could reasonably be expected to lead to, a proposal for an alternative transaction. In addition, under specified circumstances where the Merger Agreement is terminated, Ruckus is required to pay a termination fee of $50 million. It is possible that these or other provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Ruckus from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Ruckus than it might otherwise have proposed to pay.
*Two lawsuits have been filed, and further lawsuits may be filed, against Ruckus, Ruckus’ board of directors, Brocade and the Offeror challenging the Offer and the Merger. An adverse ruling in any such lawsuit may delay or prevent the Offer from being consummated or delay or prevent the Merger from becoming effective, and may result in substantial costs to Ruckus.
Following the announcement that Ruckus had entered into the Merger Agreement with Brocade and the Offeror on April 3, 2016, two putative stockholder class action complaints challenging the offer and the Merger were filed on behalf of purported Ruckus stockholders in the Superior Court of California, County of Santa Clara. The first complaint was filed on April 12, 2016 and is captioned: Macuire v. Ruckus Wireless, Inc., et al., Case No.16CV293800 (referred to as the “Macuire complaint”).  On April 19, 2016, another putative stockholder class action complaint was filed and is captioned: Jaljouli v. Ruckus Wireless, Inc., et al., Case No. 16CV294075 (referred to as the “Jaljouli complaint”).
Both the Macuire complaint and the Jaljouli complaint contain similar allegations and name Ruckus, members of the Ruckus board of directors, Brocade and the Offeror as defendants. In general, the complaints allege that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders by doing one or more of the following: (i) agreeing to unfair and inadequate transaction consideration for the Ruckus shares, (ii) accepting unreasonable deal protection measures in the merger agreement that dissuade other potential bidders from making competing offers, (iii) failing to properly value Ruckus and take steps to maximize the sale value of Ruckus, and (iv) engaging in self-dealing.
The two complaints also allege that one or more of Ruckus, Brocade and the Offeror aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders.
The plaintiffs have requested certification as a class, rescission and invalidation of the Merger Agreement or related agreements, injunctive relief, imposition of a constructive trust, an award of the costs and disbursements of the action (including reasonable attorneys’ and experts’ fees), and other equitable relief that the court may deem just and proper.
Ruckus stockholders, as plaintiffs, may initiate further stockholder class action lawsuits seeking, among other things, to enjoin the Offer and the Merger. If such a lawsuit were to lead to an injunction issued by the court, the condition to the Offer requiring that there be no governmental prohibitions prohibiting or making illegal the consummation of any of the Offer, the Merger or the issuance of Brocade common stock as consideration in connection with the Offer or the Merger may not be met.
Pursuant to Ruckus’ amended and restated bylaws and indemnification agreements, Ruckus has an obligation to indemnify the members of its board of directors to the extent not prohibited by the Delaware General Corporation Law ("DGCL") or other applicable law, subject to certain exceptions not applicable here. This obligation may apply with respect to any stockholder class action lawsuits. There can be no assurance that Ruckus and the other defendants in these lawsuits will be successful in their defenses. An unfavorable outcome in any such lawsuit could prevent or delay the consummation of the Offer and the Merger and, regardless of the outcome, may result in substantial costs to Ruckus and may otherwise negatively affect our business and operations.

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

*Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
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
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including changing economic environments in the U.S., Europe, China and other regions, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
the announcement and pendency of our agreement to be acquired by Brocade may have an adverse effect on our business, operating results and our stock price and could increase the likelihood of or have a negative impact upon any of the other risks to our business or operations;

•	the failure of our pending acquisition by Brocade to be completed on a timely basis, or at all, may adversely affect our business and operating results;

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

Our enterprise end customers include both public and private K-12 institutions in the United States. This education market typically operates on limited budgets and depends on the U.S. federal government to provide supplemental funding. For example, the Federal Communications Commission, or FCC, through its E-rate program (also known as the Schools and Libraries Program of the Universal Service Fund), provides supplemental funding to school districts to fund upgrades to technical infrastructure, including Wi-Fi infrastructure. The most recently announced order under the E-rate program provides for a significant increase to the annual E-rate funding cap, to $5.8 billion with inflation adjustments annually, and increases funding availability from a two-year period to five-year period. However, the E-rate program continues to be subject to uncertainty regarding eligibility criteria and specific timing of actual federal funding as well as subject to further federal program guidelines and funding appropriation. This uncertainty and potential further changes to the E-rate program may affect or delay purchasing decisions by our end customers in the education market and will continue to cause fluctuations in our overall revenue forecasts and financial results and create greater uncertainty regarding the level of customer orders in this market during the term of the E-rate program.

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
In addition, the pending acquisition by Brocade could adversely affect our ability to retain and motivate current employees or attract and retain prospective employees, each of whom may be uncertain about their future roles and relationships with us following the completion of the Merger.

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
We derive a significant portion of our revenues from customers outside the United States and we are, therefore, subject to risks associated with having worldwide operations. For the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, 53%, 52% and 51% of our revenue, respectively, was attributable to our international customers. As of March 31, 2016, approximately 55% of our full-time employees were located abroad. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. In addition, fluctuations in international economic environments, including recent Asian market instability and slowing growth rates, may adversely affect our results of operations, cash flows and stock price.
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
Since shares of our common stock were sold at our initial public offering in November 2012 at a price of $15.00 per share, our stock price has ranged as low as $7.25 and as high as $26.50 through March 31, 2016. Factors that may have and could cause fluctuations in the trading price of our common stock include the following:

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
As of March 31, 2016, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 11.5% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

RUCKUS WIRELESS, INC.

Date: May 2, 2016	By:	/s/ Selina Y. Lo
Selina Y. Lo
President and Chief Executive Officer

Date: May 2, 2016	By:	/s/ Seamus Hennessy
Seamus Hennessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	(1)	Agreement and Plan of Merger, dated as of April 3, 2016, by and among Brocade Communications Systems, Inc., Stallion Merger Sub Inc., and Ruckus Wireless, Inc.
3.1	(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(3)	Bylaws of the Registrant.
4.1	(3)	Sixth Amended and Restated Investor Rights Agreement, dated February 3, 2012, between the Company and the investors named therein.
10.1+	(4)	Ruckus Wireless, Inc. 2016 Executive Bonus Program.
10.2+		Renewed Ruckus Wireless, Inc. Severance Benefit Plan.
31.1		Certification of the Chief Executive Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of the Company pursuant to rule 13a-14 under the Securities Exchange Act of 1934.
32.1	(5)	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
+ Indicates a management contract or compensatory plan.

(1)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2016, and incorporated herein by reference.

(2)	Previously filed as the same numbered exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2012, and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-184309), filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2016, and incorporated herein by reference.

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